Form 10-K
period 2022-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2022-06-29
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED MARCH 31, 2022

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

The aggregate market value of Common Stock held by non-affiliates at September 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter was $40,455,280.

The number of shares of the registrant’s Common Stock outstanding as of June 23, 2022 was 1,011,281,988.

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

We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled-release products and the manufacture of generic pharmaceuticals. Our strategy includes developing generic versions of controlled-release drug products with high barriers to entry.

We occupy manufacturing, warehouse, laboratory and office space at 165 Ludlow Avenue and 135 Ludlow Avenue in Northvale, NJ (the “Northvale Facility”). The Northvale Facility operates under Current Good Manufacturing Practice (“cGMP”) and is a United States Drug Enforcement Agency (“DEA”) registered facility for research, development, and manufacturing. Our website address is www.elitepharma.com.

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

We continue to evaluate opportunities for the development of various types of drug products, including branded drug products which require New Drug Applications (“NDAs”) under Section 505(b)(1) or 505(b)(2) of the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Drug Price Competition Act”) as well as generic drug products which require ANDAs.

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

Oxycodone 5mg, Oxycodone 10mg, Oxycodone 15mg, Oxycodone 20mg and Oxycodone 30mg (“Oxy IR”)

This product was an Identified IR Product in the Epic Strategic Alliance Agreement Dated March 18, 2009 (the “Epic Strategic Alliance”).Methods used by Epic in the manufacture of Oxy IR were developed at the Northvale Facility pursuant to the Epic Strategic Alliance, in which we are entitled to a Product Fee of 15% of Profits through March 2026, as defined in the Epic Strategic Alliance. The first commercial sale of Oxy IR occurred in March 2016.

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

On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for or SequestOx™. The mean Tmax (the amount of time that a drug is present at the maximum concentration in serum) of SequestOx™ was 4.6 hr. with a range of 0.5 hr. to 12 hr. and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective for the study was to determine if the reformulated SequestOx™ had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company paused clinical trials for this formulation of SequestOx™. On January 30, 2018, the Company reported positive topline results from a pilot study conducted for a modified SequestOx™ wherein, based on the results of this pilot study, the modified SequestOx™ formulation is expected to achieve bioequivalence with a Tmax range equivalent to the reference product when conducted in a pivotal trial under fed conditions. The Company has provided the pilot data to the FDA, requesting clarification as to the requirements for resubmission of the NDA. The FDA has provided guidance for repeated bio-equivalence studies in order to bridge the new formulation to the original SequestOx™ studies and also extended our filing fee waiver until July 2023. Due to the prohibitive cost of such repeated bio-equivalence studies and the uncertain commercial viability given the regulatory and competitive landscape, the Company has paused development of this product.

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

Oxycodone Hydrochloride extended release (generic version of OxyContin®)

On September 20, 2017, the Company filed an ANDA with the FDA for generic version of OxyContin® (extended release Oxycodone Hydrochloride). OxyContin® is approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. IMS reported approximately $2.3 billion in revenue for OxyContin® and its equivalents in 2016. The FDA requested additional information relating to this filing, compliance with which would require significant resources. Development of this product has been reinitiated with a target filing in Q1 2023 .

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

Approved Products Not Yet Commercialized

Acetaminophen and Codeine Phosphate

The Company received approval on September 10, 2019 from the FDA of an ANDA for a generic version of Tylenol® with Codeine (acetaminophen and codeine phosphate) 300mg/7.5mg, 300mg/15mg, 300mg/30mg and 300mg/60mg tablets. Acetaminophen with codeine is a combination medication indicated for the management of mild to moderate pain, where treatment with an opioid is appropriate and for which alternative treatments are inadequate. Acetaminophen with codeine products have annual U.S. sales of approximately $45 million according to IQVIA (formerly QuintilesIMS Health Data). The Company is not pursuing licensing deals for any opioids at this time until the market changes. The Company will wait for the market to stabilize before pursuing these opportunities.

There can be no assurances in relation to any of the above approved products not yet commercialized, that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations.

Generic version of an antibiotic product

On January 3, 2019, the Company filed an ANDA with the FDA for a generic version of an antibiotic product. According to QVIA (formerly QuintilesIMS Health) data, the branded product for this antibiotic and its equivalents had total annual U.S. sales of approximately $85 million for the twelve months ending September 30, 2019. The product is jointly owned by Elite and Praxgen Pharmaceuticals LLC, formerly SunGen Pharma LLC, (“Praxgen”). The product was approved in April 2022.

Discontinued and Transferred Products

As part of standard operating practices, the Company, from time to time, as relevant, conducts evaluations of all ANDAs owned, consisting, without limitation, of ANDAs acquired or approved prior to the fiscal year ended March 31, 2022 (“Fiscal 2022”) and ANDAs acquired or approved during the Fiscal 2022. Such evaluations include, without limitation, costs and benefits relating to each ANDA owned, with such costs including those fees required under the FDA’s Generic Drug User Fee Amendment (“GDUFA”) which is significantly influenced by the number of ANDAs owned, and other costs and benefits taking into consideration various specific market factors for each ANDA. Those ANDAs with a cost/benefit profile not consistent with management criteria for continuation are identified for disposition and effort is made to determine the optimal course of action to achieve disposition of the ANDA.

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

Marketing License with Prasco, LLC and Burel Pharmaceuticals, Inc.

On February 14, 2020, and as amended on July 30, 2020, the Company entered into a license, manufacturing and supply agreement with Prasco, LLC and its affiliate Burel Pharmaceuticals, Inc. (“Burel”) to market generic Loxapine Succinate capsules in the United States (the “Burel License”). Burel sales for the product began in May 2021.

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

Strategic Marketing Alliances with Lannett Company Inc.

The Company has entered into two separate license, supply and distribution agreements with Lannett Company Inc. (“Lannett”). The first agreement, dated March 6, 2019, relates to products that were co-developed with Praxgen (the “Lannett- Praxgen Product Alliance”). The second agreement, dated April 9, 2019, relates to products that were solely developed by Elite (the “Lannett-Elite Product Alliance”). Both agreements are collectively and individually referred to as the “Lannett Alliance”).

Pursuant to Lannett- Praxgen Product Alliance with Lannett, Lannett will be the exclusive U.S. distributor for Amphetamine IR Tablets and Amphetamine ER Capsules. Elite manufactures these products, which are purchased, marketed and distributed by Lannett under the Lannett label. In addition to the purchase prices for the products, Elite will receive license fees well in excess of 50% of net profits, which will be shared equally with Praxgen, pursuant to the Praxgen Agreement. Net profits are defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs. The Lannett- Praxgen Product Alliance has an initial term of three years and automatically renews for one year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least three months’ prior written notice if it determines to stop marketing and selling such product, and it permits Elite to terminate with regard to a product if at any time after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $100,000 for a six month sales period. In addition to manufacturing fees and license fees, Lannett also paid a $750,000 milestone, upon the March 2020 commercial launch of Amphetamine ER Capsules. This milestone payment was earned during March 2020 and was shared equally by Elite and Praxgen, pursuant to the Praxgen Agreement.

The first commercial shipment of Amphetamine IR Tablets, a generic version of Adderall®, with strengths of 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg, pursuant to the Lannett- Praxgen Product Alliance occurred in April 2019.

The first commercial shipment of Amphetamine ER Capsules, a generic version of Adderall XR®, with strengths of 5mg, 10mg, 15mg, 20mg, 25mg and 30mg, pursuant to the Lannett- Praxgen Product Alliance occurred in March 2020.

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

Please also note that in May 2020, Praxgen, under an asset purchase agreement, assigned its rights and obligations under the Praxgen Agreement for Amphetamine IR and Amphetamine ER to Mikah. The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah will now be Elite’s partner with respect to Amphetamine IR and ER and will assume all the rights and obligations for these products from Praxgen.

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

The Company is currently not selling and is evaluating the market place when deciding to proceed with the above listed filed applications.

Please note that, while the FDA is required to review applications within certain timeframes, during the review process, the FDA frequently requests that additional information be submitted. The effect of such requests and subsequent submissions can significantly extend the time for the FDA review process. Until a product is actually approved, there can be no assurances that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our approved products are also subject to FDA regulation. Based on the foregoing, it is impossible to anticipate the amount of time that will be needed to obtain FDA approval and to commercialize a product, if approved. In addition, there can be no assurances of the Company filing the required application(s) with the FDA or of the FDA approving such application(s) if filed. The Company’s ability to successfully develop and commercialize products incorporating its abuse deterrent technology is subject to a high level of risk as detailed in “Item 1A-Risk Factors-Risks Related to our Business” of this Annual Report on Form 10-K.

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

The Company is currently not selling opioids and is evaluating the market place when deciding to proceed with the above listed filed applications.

Patents

Since our incorporation, we have secured the following patents, of which two have been assigned for a fee to another pharmaceutical company. Our patents are:

PATENT	EXPIRATION DATE
U.S. patent 8,182,836	March 2024
U.S. patent 8,425,933	March 2025
U.S. patent 8,703,186	March 2025
Canadian patent 2,521,655	April 2023
Canadian patent 2,541,371	April 2024
U.S. patent 9,056,054	June 2030
U.S. patent 10,213,388	June 2030

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

Other Business Factors and Details

Government Regulation and Approval

The design, development, manufacturing, and marketing of pharmaceutical compounds, on which our success depends, are intensely regulated by governmental regulatory agencies, in particular the FDA and DEA. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, injunction actions and criminal prosecution based on products or manufacturing practices that violate statutory requirements. In addition, administrative remedies can involve voluntary withdrawal of products, as well as the refusal of the FDA to approve ANDAs and NDAs. The FDA also has the authority to withdraw approval of drugs in accordance with statutory due process procedures.

Before a drug may be marketed, it must be approved by the FDA either through an NDA or an ANDA, each of which is discussed below.

NDAs and NDAs under Section 505(b)(2) of the Drug Price Competition Act

The FDA approval procedure for an NDA is generally a two-step process. During the initial product development stage, an investigational new drug application (“IND”) for each product is filed with the FDA. The IND contains results of animal and in vitro studies assessing the toxicology, pharmacokinetic, pharmacological, and pharmacodynamics characteristics of the product candidate; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the product candidate. A 30-day waiting period after the filing of each IND is required by the FDA prior to the commencement of initial clinical testing. If the FDA does not comment on or question the IND within such 30-day period, initial clinical studies may begin. If, however, the FDA has comments or questions, they must be answered to the satisfaction of the FDA before initial clinical testing may begin. In some instances, this process could result in substantial delay and expense. Clinical trials are typically conducted in three sequential phases that may overlap or be combined:

Phase One: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing;

Phase Two: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning;

Phase Three: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development nonclinical and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality, and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies, or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a REMS to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use. It could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may offer conditional approval subject to, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

The FDA closely regulates the marketing, labeling, advertising, and promotion of drug products. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

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

NDAs under Section 505(b)(2)

Section 505(b)(2) NDAs may provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from clinical trials not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings of safety and effectiveness for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired; until any non-patent exclusivity, such as exclusivity for obtaining approval of a NCE, listed in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book,” for the referenced product has expired; and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant. In the interim period, the FDA may grant tentative approval. Tentative approval indicates that the FDA has determined that the applicant meets the standards for approval as of the date that the tentative approval is granted. Final regulatory approval can only be granted if the FDA is assured that there is no new information that would affect final regulatory/ approval.

ANDAs

To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they cannot include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer must rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.

In order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in the Orange Book. Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

When an ANDA applicant submits its application to the FDA, it is required to certify to the FDA concerning any patents listed for the reference product in the FDA’s Orange Book. Specifically, the ANDA applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product.

If the follow-on applicant does not challenge the innovator’s listed patents, FDA will not approve the ANDA application until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the follow-on applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

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

Controlled Substances

The federal Controlled Substances Act of 1970, or CSA, and its implementing regulations establish a “closed system” of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation, exportation, disposal and other requirements under the oversight of the Drug Enforcement Agency, or DEA. The DEA is the federal agency responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements in order to prevent the diversion of controlled substances to illicit channels of commerce.

The DEA categorizes controlled substances into one of five schedules — Schedule I, II, III, IV or V — with varying qualifications for listing in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the United States and lack accepted safety for use under medical supervision. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be listed as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence. The regulatory requirements are more restrictive for Schedule II substances than Schedule III-V substances.

Facilities that manufacture, distribute, import or export any controlled substance must register annually with the DEA. The DEA registration is specific to the particular location, activity(ies) and controlled substance schedule(s). For example, separate registrations are required for importation and manufacturing activities, and each registration authorizes which schedules of controlled substances the registrant may handle. Certain coincident activities are permitted without obtaining a separate DEA registration, however, such as distribution of controlled substances by the manufacturer that produces them.

The DEA inspects all manufacturing facilities to review security, recordkeeping, reporting and handling prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. Required security measures commonly include background checks on employees and physical control of controlled substances through storage in approved vaults, safes and cages, and through use of alarm systems and surveillance cameras. Once registered, manufacturing facilities must maintain records documenting the manufacture, receipt and distribution of all controlled substances. Manufacturers must submit periodic reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances, and other designated substances. Registrants must also report any controlled substance thefts or significant losses, and must obtain authorization to destroy or dispose of controlled substances.

For drugs manufactured in the United States, the DEA establishes annually an aggregate quota for the amount of substances within Schedules I and II that may be manufactured or produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas, and individual manufacturing or procurement quotas from time to time, although the DEA has substantial discretion in whether or not to make such adjustments for individual companies. The DEA quota system was amended in 2018 to require sponsors to strengthen controls over diversion of controlled substances, controls and limits the availability and production of controlled substances in Schedule I or II. In November 2017, the DEA reduced the amount of almost every Schedule II opiate and opioid medication that may be manufactured in the U.S. in calendar year 2018 by 20%. For 2019, the DEA proposed decreased manufacturing quotas for the six most frequently misused opioids, including oxycodone, by an average of 10% as compared to the 2018 quotas. The DEA proposed further decreasing manufacturing quotas in 2020 for five of the six opioids (fentanyl, hydrocodone, hydromorphone, oxycodone, oxymorphone), by an average of 28%. In October 2019, the DEA proposed additional regulations to amend the manner in which the agency grants quotas to manufacturers. The proposed regulations will establish use-specific quotas, including commercial sales, product development, transfer, replacement and packaging. To decrease the risk of diversion and increase accountability, inventory allowances will be reduced, and procurement quota certifications will be required. In April 2020 in response to the COVID-19 pandemic, the DEA adjusted the established 2020 aggregate production quotas and assessment of annual needs for select Schedule II substances. The DEA took this action to ensure that the country has an adequate and uninterrupted supply of these substances during the public health emergency.

Federal laws have been enacted to address the national epidemics of prescription opioid abuse and illicit opioid use. In 2016, the Comprehensive Addiction and Recovery Act (“CARA”), was enacted to address the national epidemics of prescription opioid abuse and heroin use. CARA expands the availability of naloxone for law enforcement and other first responders, forms an interagency task force to develop best practices for pain management with opioid medications and provides resources to improve state monitoring of opioids. The Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (“SUPPORT Act”), which was signed into law in November 2018, includes a number of measures directed towards regulation and improvement of treatment for substance use-disorder and increased coverage by CMS of medically-assisted treatment options. In addition, the SUPPORT Act requires HHS to report to Congress on existing barriers to access to abuse-deterrent opioid formulations by Medicare Part C and D beneficiaries

The states also maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State authorities, including Boards of Pharmacy, regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on business, operations and financial conditions. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

Other Healthcare Laws and Compliance Requirements

Our activities are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil False Claims Act, and laws and regulations pertaining to limitations on and reporting of healthcare provider payments (physician sunshine laws). These laws and regulations are interpreted and enforced by various federal, state and local authorities including CMS, the Office of Inspector General for the U.S. Department of Health and Human Services, the U.S. Department of Justice, individual U.S. Attorney offices within the Department of Justice, and state and local governments. These laws include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the U.S. civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government), prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government;

●	U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and

●	the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; beginning in 2022, applicable manufacturers are required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

Violations of any of these laws or any other governmental regulations that may apply to us, may subject us to significant civil, criminal and administrative sanctions including penalties, damages, fines, imprisonment, and exclusion from government funded healthcare programs, such as Medicare and Medicaid, and/or adverse publicity.

Moreover, government entities and private litigants have asserted claims under state consumer protection statutes against pharmaceutical companies for alleged false or misleading statements in connection with the marketing, promotion and/or sale of pharmaceutical products, including state investigations and litigation by certain government entities regarding the marketing of opioid products.

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or the FCPA, generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our industry is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. Violations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Enforcement actions may be brought by the Department of Justice or the Securities and Exchanges Commission (“SEC”), and recent enacted legislation has expanded the SEC’s power to seek disgorgement in all FCPA cases filed in federal court and extended the statute of limitations in SEC enforcement actions in intent-based claims such as those under the FCPA from five years to ten years.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance, and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided for any product are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufacturers to provide scientific details, information on cost-effectiveness, and clinical support for the use of a product to each payor separately. This can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and related services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls and restrictions on coverage and reimbursement. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that third-party payors, including government payors, will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

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

Please see the Risk Factor in Part I, Item 1A entitled “We are dependent on a small number of customers, suppliers and other third parties for core business aspects.”

Dependence on One or a Few Major Customers

Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues, therefore the termination or restructuring of a contract with a customer may result in the loss of material amount or substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Lannett Company, Prasco, LLC, Epic Pharma, LLC, and TAGI Pharma, LLC for the licensing, sales and distribution of products that we manufacture. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products. Please see the Risk Factor in Part I, Item 1A entitled “We are dependent on a small number of customers, suppliers and other third parties for core business aspects.”

Our Reporting Segments

We currently operate in two segments, which are products whose marketing approvals were secured via an ANDA and products whose marketing approvals were secured via an NDA. ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. For the years ended March 31, 2022 and 2021 revenue from our ANDA segment were $32.3 million and $25.2 million, respectively. For the years ended March 31, 2022 and 2021 revenue from our NDA segment were $0.0 million and $0.2 million, respectively.

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

Employees

As of June 15, 2022, we had 43 full time employees. Full-time employees are engaged in operations, administration, research, and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain, and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

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

Business Related Risks

●	The pharmaceutical industry is highly competitive.
●	Global supply chain disruption.
●	Interruptions in operations at our sole facility could have a material adverse effect on our business.
●	We are dependent on a small number of customers, suppliers and other third parties for core business aspects.
●	We may sell, withdraw or discontinue manufacture of certain products.
●	We may fail to successfully identify, develop, and commercialize new products.
●	Our operations could be disrupted by failure of our information systems or cyber-attacks.
●	Delays in product development may result in failure to achieve adequate return on investment.
●	Our business is dependent on market perceptions, social and political pressures, including public concern over the abuse of opioids.
●	Unstable economic conditions may adversely affect our business.
●	We depend on qualified scientific and technical personnel and our ability to attract and retained such.
●	Unsuccessful collaboration or licensing arrangements could limit revenues and product development.

Financial and Liquidity Related Risks

●	We have a relatively limited operating history and our operating results could fluctuate significantly.
●	Growing inflation impacts
●	Our ability to fund operations is uncertain and we may require additional financing to meet objectives.
●	We have substantial indebtedness which may adversely affect our financial condition.
●	There is a risk of impairment of intangible assets on our balance sheet.
●	GAAP requires estimates, judgements and assumptions which inherently contain uncertainties.

Legal and Regulatory Risks

●	The pharmaceutical industry is heavily regulated which creates uncertainty and substantial compliance costs.
●	Our business may be adversely affected by legislation or healthcare regulatory reform and initiatives.
●	The DEA could limit the availability of active ingredients used in many of our products.
●	Changes in FDA approval requirements may prevent or delay approval of new products.
●	We received a CRL from the FDA indicating that the SequestOx™ NDA is not ready for approval.
●	Regulatory factors may cause us to be unable to manufacture products or face interruptions in our manufacturing process.
●	Agreements between branded pharmaceutical companies and generic pharmaceutical companies are facing increased government scrutiny in the United States and Internationally.

Litigation and Liability Related Risks

●	We may not be able to obtain or maintain adequate insurance coverages.
●	Litigation, product liability claims, product recalls, government investigations and other significant legal proceedings are common in the pharmaceutical industry.
●	We are subject to various fraud and abuse laws which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.
●	Our products contain controlled substances which may subject us to increased litigation risk and regulation.
●	Mandatory REMS programs could increase the cost, burden, and liability associated with the commercialization of certain products.

Structural and Organizational Risks

●	Provisions of our Articles of Incorporation could deter a change of management and discourage offers to acquire us.

Intellectual Property Related Risks

●	Our ability to protect intellectual property rights and successfully defend third party allegations of intellectual property infringement is vital to our business and uncertain.

Risks Related to our Common Shares

●	Dilution from issuance of shares to Lincoln Park, Directors, Employees, Consultants or upon exercise of warrants and options or the perception that dilution may occur could cause the price per share of common stock to fall.
●	Our common stock is a penny stock, quoted on the OTC bulletin board, with rules in place that could limit trading and liquidity of our shares, increased transaction costs that could adversely affect our price per share.
●	Shareholder activism could negatively affect us.
●	Our stock price has been volatile.
●	Capital raises through sales of securities may cause substantial dilution to existing shareholders.
●	Issuance of shares of common or preferred stock could make achieving a change of control more difficult.
●	We have no plans to pay regular dividends or conduct ordinary share purchases.

Business Related Risks

The pharmaceutical industry is highly competitive.

The pharmaceutical industry is highly competitive and subject to rapid and significant technological change, and we may be unable to compete effectively, which could impair our ability to implement our business model. Competitive factors faced include, without limitation, product development, safety, efficacy, commercialization, marketing, promotion, product quality, cost-effectiveness, reputation, service, patient convenience, access to scientific and technical information, and ability to manage operations in an economic environment that is severely impacted by the ongoing COVID-19 pandemic. In addition, the pharmaceutical industry is undergoing rapid and significant technological change, and we expect competition to intensify as technical advances in each field are made and become more widely known. An increasing number of pharmaceutical companies have been or are becoming interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. We expect that competition in the field of drug delivery will increase in the future as other specialized research and development companies begin to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in specialized drug delivery companies. Many of our competitors have longer operating histories and, they, and future competitors, may have greater financial, research and development, marketing, and other resources than we do. Furthermore, recent trends in this industry include market consolidation, which may further concentrate financial, technical, market and other strengths and resources with the result being a further increase competitive pressures existent in this industry. Such companies may develop new formulations and products, or may improve existing ones, more efficiently than we can. Our success, if any, will depend in part on our ability to keep pace with the changing technology in the fields in which we operate.

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

Global pandemic and natural disasters, including the ongoing COVID-19 pandemic.

Widespread health problems, including the ongoing COVID-19 pandemic, natural disasters or other unexpected events could materially and adversely affect our business.

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

The effects of COVID-19, including the resultant supply chain issues and inflation, have had an impact on our business and may in the future materially disrupt our business, including our manufacturing and supply chain operations by significantly reducing our output, negatively impact our productivity and delay our product development programs. The global pandemic may have significant impacts on third-party arrangements, including those with our manufacturing, supply chain and distribution partners, information technology and other vendors and other service providers and business partners. For example, there may be significant disruptions in the ability of any or all of these third-party providers to meet their obligations to us on a timely basis, or at all, which may be caused by their own financial or operational difficulties, including any closures of their facilities pursuant to a governmental order or otherwise. While we attempt, when possible, to mitigate our raw material supply risks through stock management and alternative sourcing strategies, some raw materials are only available from one source. Any of these disruptions could harm our ability to meet consumer demand, including any increase in demand for any of our products used during a pandemic.

Furthermore, we are unable to predict the impact that COVID-19 may have going forward on the business, results of operations or financial position of any of our major customers, which could impact each customer to varying degrees and at different times and could ultimately impact our own financial performance. Certain or many of our competitors may also be better equipped to weather the impact of COVID-19 domestically and may be better equipped to address changes in customer demand. Additionally, our product development programs may be adversely affected by the global pandemic and the prioritization of production during this pandemic. The public health directives in response to COVID-19 requiring social distancing and restricting non-essential business operations have in certain cases caused and may continue to cause delays, increased costs and additional challenges in our product development programs, including obtaining adequate patient enrolment and successfully bringing product candidates to market. In addition, we may face additional challenges receiving regulatory approvals as previously scheduled dates or anticipated deadlines for action by the FDA on our applications and products in development, could be subject to delays beyond our control as regulators such as the FDA focus on COVID-19.

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

We also depend on a limited number of customers and any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenue to decline. Each year we have had one or a few customers that have accounted for a large percentage of our limited revenues therefore the termination of a contract with a customer may result in the loss of substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our current contracts expire, have other contracts in place generating similar or material revenue. We have agreements with Lannett Company, Prasco, LLC, Epic Pharma, LLC, and TAGI Pharma, LLC for the sales and distribution of products that we manufacture. We receive revenues to manufacture these products and also receive a profit split or royalties based on in-market sales of the products.

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

When conducting clinical trials, we rely on third parties to conduct the trials and testing for our product candidates, and if they do not properly and successfully perform their legal and regulatory obligations, as well as their contractual obligations to us, we may not be able to obtain regulatory approvals for our product candidates. We do not control these third parties and, as a result, delays may occur as a result of the priorities and operations of these third parties differing from those which we may feel would be most optimal to the completion of such activities in the most efficient manner possible.

Although we rely on third parties when conducting clinical trials and related activities, we are responsible for confirming that each of our clinical trials is conducted in accordance with our general investigational plan and protocol. Moreover, the FDA and other relevant regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices and good laboratory practices, for conducting, recording, and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. The FDA enforces good clinical practices and good laboratory practices through periodic inspections of trial sponsors, principal investigators, and trial sites. If we, our contract research organizations, or our study sites fail to comply with applicable good clinical practices and good laboratory practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with good clinical practices and good laboratory practices. In addition, our clinical trials must be conducted with product manufactured under the FDA’s current Good Manufacturing Practices, or cGMP, regulations. Our failure or the failure of our contract manufacturers if any are involved in the process, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We may discontinue the manufacture and distribution of certain existing products, which may adversely affect our business, results of operations, financial condition, and cash flows. As part of regular evaluations of product performance, we may determine that it is in our best interest to discontinue the manufacture and distribution of certain of our products. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the appropriate products to discontinue or that a decision to discontinue various products is prudent if market conditions change. In addition, there can be no assurances that the discontinuance of products will reduce operating expense or not cause the incurrence of material charges associated with such a decision. Furthermore, the discontinuance of existing products, entails various risks, including, without limitation, the ability to find a purchaser for such products, if there is a decision to sell the product, as well as the risk that the purchase price obtained will not be equal to at least the book value of the net assets relating to such products. Other risks associated with a product discontinuance, include, without limitation, managing the expectations of and maintaining good relations with our customers who previously purchased a discontinued product from us, and the effects such would have on future sales to these customers. We may also incur significant liabilities and costs associated with our product discontinuance.

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

Our ability to sustain current operations, engender business growth, achieve current and future revenues and profitability, significantly depends on our ability to successfully identify, develop, obtain regulatory approval, commercialize and market new pharmaceutical products, including, without limitation, our own products as well as those that may be developed in partnership with other entities, such as those that were previously developed with Praxgen pursuant to a now terminated product development agreement. As a result, we must continually develop, test and manufacture new products, which must meet regulatory standards to receive requisite marketing authorizations.

The process of developing and obtaining regulatory approvals for new products is time-consuming, costly and inherently unpredictable. There are direct, indirect, known and unknown risks inherent in the development of pharmaceuticals, including, without limitation, products which initially show promise in preliminary pharmacological or marketing studies, but fail to yield the positive results consistent with initial indications. Products we may develop may not receive the marketing authorizations necessary for us to market them and, if approved, we may be unable to successfully commercialize them on a timely basis or at all, or if commercialized, revenues and profits achieved from the sale of such products might not reach levels that provide sufficient return on those costs incurred during the commercialization process.

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

We conduct research and development to enable us to manufacture and market pharmaceutical products in accordance with specific government regulations. Our drug development efforts relating to SequestOx™, which are currently paused, and certain generics are focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. Typically, expenses related to research, development, and regulatory approval of compounds for SequestOx™, which is a branded pharmaceutical product, the development of which is currently paused, are significantly greater than those expenses associated with generic products. Expanded research and development efforts are required, resulting in increased research expenses. Because of the inherent risk associated with research and development efforts in the healthcare industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful regulatory approval and introduction of new pharmaceutical products and failure in the development of any new product can occur at any point in the process, including late in the process after substantial investment. Also, after we submit a regulatory application, the relevant governmental health authority may require that we conduct additional studies, including, for example, studies to assess the product’s interaction with alcohol. As a result, we may be unable to reasonably predict the total research and development costs to develop a particular product and there is a significant risk that the funds we invest in research and development will not generate financial returns. In addition, our operating results and financial condition may fluctuate as the amount we spend to research and develop, commercialize, acquire or license new products, technologies and businesses changes. Much of the preceding occurred with the development of SequestOx™, which has not received marketing approval from the FDA, for which continued development has been paused and with material adverse effects on our business, results of operations, financial condition, cash flows and ability to operate resulting in the past, as well as the risk remaining for the future.

Because of these risks, our research and development efforts may not result in any commercially viable products. Any delay in, or termination of, preclinical or clinical trials will delay the filing of our drug applications with the FDA and, ultimately, our ability to commercialize product candidates and generate product revenues. If a significant portion of these development efforts are not successfully completed, required regulatory approvals are not obtained, or any approved products are not commercially successful, our business, financial condition, and results of operations may be materially harmed.

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

Delays in generic product development may result in failure to achieve adequate return on investment.

The time necessary to develop generic drugs may adversely affect whether, and the extent to which, we receive a return on our capital. The development process for generic products, including, without limitation, drug formulation, testing, and FDA review and approval, often takes three or more years. We must also successfully address any challenges brought by the owner of the listed patent. This process requires that we expend considerable capital to pursue activities that do not yield an immediate or near-term return. Also, because of the significant time necessary to develop a product, the actual market for a product at the time it is available for sale may be significantly less than the originally projected market for the product. If this were to occur, our potential return on our investment in developing the product, if approved for marketing by the FDA, would be adversely affected and we may never receive a return on our investment in the product. It is also possible for the manufacturer of the brand-name product for which we are developing a generic drug to obtain approvals from the FDA to switch the brand-name drug from the prescription market to the OTC market. If this were to occur, we would be prohibited from marketing our product other than as an OTC drug, in which case revenues could be substantially less than we anticipated.

Our business is dependent on market perceptions, social and political pressures, including public concern over the abuse of opioids.

Market acceptance of our products among physicians, patients, health care payors and the medical community, is a key component of commercial success and if such is not achieved, our business will be adversely affected. The degree of market acceptance of any of our approved products among physicians, patients, health care payors and the medical community will depend on a number of factors, including, without limitation:

●	Acceptable evidence of safety and efficacy;
●	Relative convenience and ease of administration;
●	The prevalence and severity of any adverse side effects;
●	Availability of alternative treatments;
●	Pricing and cost effectiveness;
●	Effectiveness of sales and marketing strategies; and,
●	Ability to obtain sufficient third-party coverage or reimbursement.

If we are unable to achieve market acceptance for our products, then such products will not be commercially successful, and our business will be adversely affected.

Some of these factors are not within our control, and our products may not achieve expected levels of market acceptance. Additionally, continuing and increasingly sophisticated studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others which can call into question the utilization, safety, and efficacy of previously marketed products. In some cases, studies have resulted, and may in the future result, in the discontinuance of product marketing or other risk management programs such as the need for a patient registry. We may also experience downward pressure on the price of our products due to social or political pressure to lower the cost of drugs, which would reduce our revenue and future profitability

Public concern over the abuse of opioid medications, including increased legal and regulatory action, could also negatively affect our business. While Elite has de-emphasized its programs with respect to opioids and will continue to focus on products other than opioids, certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. State and local governmental agencies may investigate us as a manufacturer and/or distributor of medicines containing opioids or in conjunction with their investigation of other pharmaceutical wholesale distributors, and others in the supply chain that have a direct or indirect connection to our operations in relation to the distribution of opioid medications. In addition, multiple lawsuits have been filed against other pharmaceutical manufacturers and distributors alleging, among other claims, that they failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental entities have indicated an intent to sue these other manufacturers and distributors. While no such actions have been taken against us, the immediate effect on the Company has been an inability to commercialize and market three opioid products approved during fiscal years prior to the twelve months ended March 31, 2021. We continue to hold one approved ANDA for an opioid product that, while approved by the FDA, has not been launched commercially. Further, defense against any such opioid related lawsuits could be cost-prohibitive resulting in an adverse material effect on our business, financial condition, results of operations, cash flows and stock price. Similar allegations made against us, even without litigation, could also negatively affect our business in various ways, including through increased costs and harm to our reputation. In addition, an adverse resolution of any lawsuit or investigation could also have a material adverse effect on our business, results of operations, cash flows and stock price.

Market perceptions of our business are important to us, especially market perceptions of the safety and quality of our products. If any of our products or similar products that other companies distribute are subject to market withdrawal, recall, or are proven to be, or are claimed to be, harmful to consumers, then this could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Furthermore, due to the importance of market perceptions, negative publicity associated with product quality, illness or other adverse effects resulting from, or perceived to be resulting from, our products, or similar products made by other companies, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Any or all of the above could result in a material adverse effect on our business, financial condition, results of operations, cash flow, ability to operate and stock price.

Unstable economic conditions may adversely affect our business.

The global economy has undergone a period of significant volatility, especially during the ongoing COVID-19 pandemic, which has led to diminished credit availability, declines in consumer confidence, and increases in unemployment rates. There remains caution about the stability of the U.S. economy, and we cannot assure that further deterioration in the financial markets will not occur. These economic conditions have resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular.

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

In addition, marketing of our branded product, SequestOx™, if approved, will require much greater use of a direct sales force compared to marketing of our generic products, should we reinstate development and successfully commercialize this product. Our ability to realize significant revenues from marketing and sales activities depends on our ability or the ability of our partners to attract and retain qualified sales personnel. Competition for qualified sales personnel is intense. Any failure to attract or retain qualified sales personnel could negatively impact our sales revenue and have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price.

We have entered into employment agreements with our executive officers and certain other key employees. We do not maintain “Key Man” life insurance on any executives.

Unsuccessful collaboration or licensing arrangements could limit revenues and product development.

We have entered into several collaborations and licensing arrangements for the development of products. However, there can be no assurance that any of these agreements will result in FDA approvals, or that we will be able to market any such products, if approved, at a profit. Collaboration and licensing arrangements pose the following risks:

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

In addition, although we have been in operation since 1990, we have a relatively short operating history, have only achieved profitability for the first time during the fiscal year ended March 31, 2021 and limited financial data upon which you may evaluate our business and prospects. There can be no assurances of our ability to sustain current profitability. Additionally, in certain years prior to the year ended March 31, 2021, the auditor’s opinion on our financials was qualified with respect to there being substantial doubt as to the Company’s ability to continue as a going concern due to continued losses not being sufficiently offset by operating revenues. A failure to generate sufficient revenues to offset related costs of operations will have a material adverse effect on our business, results of operations, financial condition, cash flow and ability to operate.

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

The occurrence or possibility of one or more of these or similar events may cause us to pursue one or more significant corporate transactions as well as other remedial measures, including refinancing all or part of our then-existing indebtedness, selling assets, reducing, delaying or eliminating capital expenditures, seeking to raise additional capital or pursuing internal reorganizations, restructuring activities, strategic alliances, or cost-saving initiatives. Any refinancing of our substantial indebtedness could be at significantly higher interest rates, which will depend on both the conditions of the market as well as the Company’s finances at such time and may also require our compliance with covenants that could be more onerous than current, which in turn could result in the further restriction of our business operations. Any refinancing may also increase the amount of our secured indebtedness. In addition, the terms of existing or future debt agreements may restrict us from adopting any of the alternatives. Internal reorganizations, restructuring activities, asset sales and cost saving initiatives may also be complex and could entail significant costs and charges or could otherwise negatively impact shareholder value. There can also be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all, or that even if accomplished, that the intended results and benefits would be realized.

We most likely will require additional financing to meet our business objectives.

We most likely will need additional funding to accomplish our plans to conduct the clinical development and commercialization of a range of multiple abuse deterrent opioids or initiate, continue or complete the development of additional generic products already identified for development or currently in development.

As of March 31, 2022, we had cash on hand of approximately $8.5 million and a working capital surplus of $12.2 million, and, for the fiscal year ended March 31, 2022, we generated income from operations totaling $5.1 million, net other income totaling $1.2 million and net income of $8.9 million.

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

While growth in our current generic product line, consisting of Phentermine Tablets, Phentermine Capsules, Phendimetrazine Tablets, Naltrexone Tablets, Isradipine Capsules, Trimipramine Capsules, Oxy IR, Amphetamine IR Tablets, Amphetamine ER Capsules and Dantrolene Capsules, combined with manufacturing, profit split and royalty revenues earned pursuant to the Lannett Alliance, the Epic Alliance, the Prasco Alliance, the TAGI License Agreement, and successful commercialization of other products in our product development pipeline, may lead to eventual profitability, there can be no assurances of Elite becoming profitable. Furthermore, there can be no assurances of the continuation revenues being earned from the current generic product line, no assurances of Elite’s successful commercialization of other products in our development pipeline, and no assurances of Elite’s ability to continue as a going concern. In addition, there can be no assurances of Elite being able to raise additional funds in a timely manner, on acceptable terms, if needed to support commercial operations resulting in a material detrimental effect on Elite’s ability to become profitable and accordingly being a material factor to the detriment of Elite’s ability to continue as a going concern as well as having a material adverse effect on our business, results of operations, financial condition, and cash flow and ability to operate in the future.

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

We currently have substantial indebtedness. Total liabilities as of March 31, 2022, were $9.9 million, with such amount including, without limitation, $2.9 million in various loans, leases and bonds payable, $0.9 million in derivative liabilities, and $6.1 million in current payables and accruals. The consequences of this substantial indebtedness could include:

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

There is a risk of impairment of significant intangible assets on our balance sheet.

We have significant intangible assets on our balance sheet. Consequently, potential impairment of intangible assets may have an adverse material effect on our profitability.

Intangible assets represent a significant portion of our assets. As of March 31, 2022, intangible assets were approximately $6.6 million, or approximately 20% of our assets.

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

Governmental authorities such as the FDA impose substantial requirements on the development, manufacture, holding, labeling, marketing, advertising, promotion, distribution and sale of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures. In addition, before obtaining regulatory approvals for certain generic products, we must conduct limited bioequivalence studies and other research to show comparability to the branded products. A failure to obtain satisfactory results in required pre-marketing trials may prevent us from obtaining required regulatory approvals. The FDA may also require companies to conduct post-approval studies and companies are subject to post-approval surveillance regarding their drug products and to report adverse events. The FDA also can require companies to formulate approved Risk Evaluation and Mitigation Strategies (REMS) to help ensure that a drug’s benefits outweigh its risks.

We may seek FDA approval for certain product candidates through the 505(b)(2) regulatory pathway. Even if we receive approval for an NDA under Section 505(b)(2), the FDA may not take timely enforcement action against companies marketing unapproved versions of the drug; therefore, we cannot be sure that that we will receive the benefit of any de facto exclusive marketing period or that we will fully recoup the expenses incurred to obtain an approval. In addition, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, this could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

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

Compliance with federal and state and local law regulations, including compliance with any newly enacted regulations, requires substantial expenditures of time, money, and effort to ensure full compliance. Failure to comply with the FDA, DEA, EPA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, exposure to product liability claims, total or partial suspension of production or distribution, suspension of the FDA’s review of NDAs or ANDAs, enforcement actions, injunctions and civil or criminal prosecution, any of which could have a material and adverse effect on our business, results of operations and financial condition.

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

Furthermore, our ability to commercialize and generate revenues and profit splits relating to the sale of our products depends, in part, on the extent to which reimbursement for the costs of these products is available from third-party payors, including government healthcare programs, such as Medicaid and Medicare, private health insurers and other payors. We cannot be certain that, over time, third party reimbursements for our products will be adequate for us to maintain price levels sufficient for realization of an appropriate return on our investment. Government payers, private insurers and other third party payers are increasingly attempting to contain healthcare costs by: (i) limiting both coverage and the level of reimbursement (including adjusting co-pays) for drugs, (ii) refusing, in some cases, to provide any coverage for certain uses for drugs and (iii) requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives to branded drugs. For example, government agencies or third-party payers could attempt to reduce reimbursement for physician administered products through their interpretation of complex government price reporting obligations and payment and reimbursement coding rules, and could attempt to reduce reimbursement for separate physician administered products that share an active ingredient by requiring the blending of sales and pricing information in the same payment and reimbursement code.

The unavailability of, or reduction in, the reimbursement of our products could have a material adverse effect on our business, ability to operate as a going concern, financial condition, results of operations and cash flow.

Use of generics may be limited through legislative, regulatory or efforts of pharmaceutical companies.

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

Some of our suppliers, including those of critical active pharmaceutical ingredients are located outside of the United States. There is uncertainty about the future relationship between the U.S. and various other countries, including China, with respect to trade policies, treaties, government regulations and tariffs.

Changes could potentially disrupt our existing supply chains and impose additional costs on our business, including costs with respect to raw materials upon which our business depends. Furthermore, if tariffs, trade restrictions or trade barriers are placed on products such as ours by foreign governments, it could cause us to raise prices for our products, which may result in the loss of customers. If we are unable to pass along increased costs to our customers, our margins could be adversely affected. Additionally, it is possible that further tariffs may be imposed that could affect imports of APIs and other materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by other countries, including restricted access to APIs or other materials used in our products, causing us to raise prices or make changes to our products. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the volatility and uncertainty regarding the scope and duration of these tariffs and other aspects of U.S. international trade policy, the impact on our operations and results is uncertain and could be significant. Further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures could occur in the future. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. The active ingredients in some of our current products and products in development, including, without limitation, hydromorphone, methadone, phentermine, phendimetrazine and oxycodone, are listed by the DEA as Scheduled substances under the Controlled Substances Act of 1970. Consequently, their manufacture, shipment, storage, sale, and use are subject to a high degree of regulation. Furthermore, the DEA limits the availability of the active ingredients used in many of our current products and products in development and we and/or our contract customers and suppliers, must annually apply to the DEA for procurement quotas in order to obtain and distribute these substances. As a result, our procurement and production quotas may not be sufficient to meet commercial demand or to complete any clinical trials we may conduct. Moreover, the DEA may adjust these quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Any delay or refusal by the DEA in establishing our quotas, or modification of our quotas, for controlled substances could delay or result in the stoppage of our clinical trials or product launches or could cause trade inventory disruptions for those products that already been launched, which could have a material adverse effect on our business, financial position, cash flows and stock price.

We received a CRL from the FDA indicating that the SequestOx™ NDA is not ready for approval.

We received a Complete Response Letter from the FDA that indicated that our SequestOx™ NDA is not ready for approval in its present form. We have paused further development of this product and we cannot assure that development will restart. If we are unable to obtain approval for SequestOx™ or if we incur significant costs or delays in obtaining such approval, our return on investment in SequestOx™ will be materially adversely affected.

In July 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA is complete and the application is not ready for approval in its present form. On December 21, 2016, we met with the FDA for an end-of-review meeting to discuss steps that we could take to obtain approval of SequestOx™. Based on the FDA response, we believe there is a path forward to address the issues cited in the CRL, with such path forward including modification of the SequestOx™ formulation, and the successful completion of in vitro and in vivo studies. If we are unable to modify the formulation or if we are unable to successfully complete the required studies, we will not meet the requirements specified by the FDA for resubmission of the NDA. Furthermore, there can be no assurances given that the FDA will eventually approve our NDA. If we are unable to obtain approval for SequestOx™, we will be unable to commercialize the product. Furthermore, in the event that the Company does receive marketing approval for SequestOx™, there can be no assurances of the Company realizing future revenues or profits related to this product, or that any such future revenues and profits would be in amounts that provide adequate return on the significant investments made to secure this marketing authorization. The Company has currently paused further development of SequestOx™ due to the prohibitive cost of such and attendant risks related thereto.

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

There are numerous and continuing litigation in which generic companies challenge the validity or enforceability of an innovator products patents and/or the applicability of such patents to a generic applicant’s products. Settlement of such litigation is a common outcome, with review of such agreements by the U.S. Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice (the “DOJ”) being required by law. The FTC has stated publicly its view that some of these settlement agreements violate antitrust laws and has commenced actions against the branded and generic companies that are parties to these agreements. Accordingly, in the event of the Company being party to a settlement agreement, either as the branded, innovator product owner, or as the generic applicant, we may receive formal or informal requests from the FTC or DOJ for information about a settlement agreement and there is a risk of the FTC or DOJ alleging a violation of antitrust laws and commencing an action against us.

Any such action could have an adverse effect on the Company’s business operations and financial condition.

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

In addition, in certain circumstances, such as in the case of products that do not meet approved specifications or for which subsequent data demonstrate such products may be unsafe, ineffective or misused, it may be necessary for us to initiate voluntary or mandatory recalls or withdraw such products from the market. Any such recall or withdrawal could result in adverse publicity, costs connected to the recall and loss of revenue. Adverse publicity could also result in an increased number of additional product liability claims, whether or not these claims have a basis in scientific fact. See the risk factor “Public concern over abuse of opioids could negatively affect our business” for more information.

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

We also may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs. In jurisdictions including, without limitation, the United States, a company is not permitted to promote drugs for uses that are not described in the product’s labelling and that differ from those that were approved or cleared by the FDA. Such users are commonly referred to as “off-label uses”. Under what is known as the “practice of medicine”, physicians and other healthcare practitioners may prescribe drug products for off-label or unapproved uses. While the FDA does not regulate a physician’s choice of medications, treatments, or product uses, the FFDCA and FDA regulations significantly restrict permissible communications on the subject of off-label uses of drug products by pharmaceutical companies. The FDA, FTC, the Office of the Inspector General of the Department of Health and Human Services (“HHS”), the DOJ and various state Attorneys General actively enforce laws and regulations that prohibit the promotion of off-label uses. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages, exclusion from federal funded healthcare programs and potential liability under the federal False Claims Act and any applicable state false claims act. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons claiming to be harmed by such conduct.

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

We are subject to various fraud and abuse laws which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits.

Our activities are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil False Claims Act, and laws and regulations pertaining to limitations on and reporting of healthcare provider payments (physician sunshine laws). These laws and regulations are interpreted and enforced by various federal, state and local authorities including CMS, the Office of Inspector General for the U.S. Department of Health and Human Services, the U.S. Department of Justice, individual U.S. Attorney offices within the Department of Justice, and state and local governments. These laws include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the U.S. civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government), prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government;

●	U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities;

●	the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; beginning in 2022, applicable manufacturers are required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

●	the Foreign Corrupt Practices Act, or the FCPA, which generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our industry is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies.

Violations of any of these laws or any other governmental regulations that may apply to us, may subject us to significant civil, criminal and administrative sanctions including penalties, damages, fines, imprisonment, and exclusion from government funded healthcare programs, such as Medicare and Medicaid, and/or adverse publicity. Moreover, government entities and private litigants have asserted claims under state consumer protection statutes against pharmaceutical companies for alleged false or misleading statements in connection with the marketing, promotion and/or sale of pharmaceutical products, including state investigations and litigation by certain government entities regarding the marketing of opioid products.

Our products contain controlled substances which may subject us to increased litigation risk and regulation.

Some of our current products and products under development contain controlled substances. Misuse or abuse of such drugs can lead to physical or other hard. The FDA and/or the DEA may impose new regulations concerning the manufacture, storage, transportation, distribution, and sale of prescription narcotics. Such regulations may include new labelling requirements, the development and implementation of a formal REMS, restrictions on prescription and sale of such products and mandatory reformulation in order to make abuse of such products more difficult. In 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labelling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate REMS to confirm a drug’s benefits exceed its risks. In 2011, the FDA issued letters to manufacturers of long-acting and extended-release opioids requiring them to develop and submit to the FDA a post-market REMS plan to require that training be provided to prescribers of these products and that information is provided to prescribers that they can use in counselling patients on the risks and benefits of opioid drug use. Elite does not currently own a product that requires a REMS plan, but some of the products in our pipeline may require a REMS plan. The federal government has also released a comprehensive action plan to reduce prescription drug abuse, which may include proposed legislation to amended existing controlled substances laws to require healthcare practitioners who request DEA registration to prescribe controlled substances to receive training on opioid prescribing practices as a condition of registration. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse.

Mandatory REMS programs could increase the cost, burden and liability associated with the commercialization of certain products.

The FDA has imposed a class-wide REMS on all IR, ER and long acting (“LA”) opioid drug products (known as the Opioid Analgesic REMS). The FDA continually evaluates whether the REMS program is meeting its goal of ensuring that the benefit of these drugs continue to outweigh their risks, and whether the goals or elements of the program should be modified. If the FDA determines that additional measures are necessary, the modification of the Opioid Analgesic REMS to impose additional or more burdensome requirements could increase the costs associated with marketing opioid products and/or reduce the willingness of healthcare providers to prescribe those products, both which would have a material adverse effect on the ability to successfully commercializing, or to generate sufficient revenue from, such products.

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

In addition, as of March 31, 2022, there were outstanding warrants to purchase an aggregate of approximately 79 million shares of Common Stock at a cash exercise price of $0.1521 per share, vested options to purchase an aggregate of approximately 5.2 million shares at a weighted average cash exercise price of $0.13. Additional shares of Common Stock may be issuable as a result of anti-dilution provisions in the outstanding warrants, with such provisions excluding any shares issued to Lincoln Park from consideration .

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

Our stock price has been volatile.

The market price for the publicly traded stock of pharmaceutical companies is generally characterized by high volatility. There has been significant volatility in the market prices for our Common Stock. For the twelve months ended March 31, 2022, the closing sale price on the OTC Bulletin Board (“OTCBB”) of our Common Stock fluctuated from a high of $0.06 per share to a low of $0.03 per share. The price per share of our Common Stock may not exceed or even remain at current levels in the future. The market price of our Common Stock may be affected by a number of factors, including, without limitation:

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

The 135 Ludlow Ave. modified lease includes an initial term, which expired on December 31, 2016 with two tenant renewal options of five years each, at the sole discretion of the Company. On June 22, 2016, the Company exercised the first of these renewal options, with such option including a term that began on January 1, 2017 and expired on December 31, 2021. On June 30, 2021, the Company exercised the second of the renewal options, with such option including a term that began on January 1, 2022 and expires on December 31, 2026.

The 135 Ludlow Ave. property required significant leasehold improvements and qualifications, as a prerequisite, for its intended future use. While manufacturing, packaging, warehousing and regulatory activities are currently conducted at this location, additional renovations and construction continue to occur as required by operations.

In October 2020, the Company entered into an operating lease for office space in Pompano Beach, Florida (the “Pompano Office Lease”). The Pompano Office Lease is for approximately 1,275 square feet of office space, with Elite taking occupancy on November 1, 2020. The Pompano Office includes a three-month rent abatement from November 2020 through February 2021 and has a term of three years, ending on October 31, 2023.

165 Ludlow and 135 Ludlow are hereinafter referred to as the “Northvale Facility”, or, together with Pompano, the “Facilities.”

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

Quarter Ended	High	Low
Fiscal Year Ending March 31, 2022
March 31, 2022	$0.05	$0.03
December 31, 2021	$0.05	$0.03
September 30, 2021	$0.05	$0.04
June 30, 2021	$0.06	$0.05

Fiscal Year Ending March 31, 2021
March 31, 2021	$0.09	$0.05
December 31, 2020	$0.09	$0.05
September 30, 2020	$0.09	$0.07
June 30, 2020	$0.10	$0.07

As of June 23, 2022, the last reported sale price of our Common Stock, as reported by the OTCBB, was $0.05.

Holders

As of June 23, 2022, there were, respectively, approximately 115 holders of record of our Common Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Elite’s equity compensation plans as of March 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price per share of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	—	2,150,000

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

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations:

Years ended March 31, 2022 compared to March 31, 2021

Revenue, Cost of revenue and Gross profit:

	For the Years Ended March 31,		Change
	2022	2021	Dollars	Percentage
Manufacturing fees	$26,951,863	$20,997,310	$5,954,553	28%
Licensing fees	5,310,254	4,383,439	926,815	21%
Total revenue	32,262,117	25,380,749	6,881,368	27%
Cost of manufacturing	17,466,763	13,513,611	3,953,152	29%
Gross profit	$14,795,354	$11,867,138	$2,928,216	25%

Gross profit - percentage	46%	47%

Total revenues for the year ended March 31, 2022 increased by $6.9 million or 27%, to $32.3 million, as compared to $25.4 million for the prior year, primarily due to increased revenues from Amphetamine ER Capsules, which were launched during the prior fiscal year, and increased revenue from the sales of Amphetamine Tablets, Naltrexone Tablets, and Loxapine Capsules as compared to prior year. The Amphetamine ER was launched during the prior fiscal year ended March 31, 2021.

Manufacturing fees increased by $6.0 million, or 28%, primarily due to manufacturing revenues increased from Amphetamine ER Capsules, as compared to the fiscal year ended March 31, 2021.

Licensing fees increased by $0.9 million, or 21%. This increase was primarily due to licensing fees increased from the sale of Amphetamine IR Tablets and Naltrexone Tablets as compared to the fiscal year ended March 31, 2021.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $4.0 million or 29%, to $17.5 million as compared to $13.5 million for the prior fiscal year. This increase was due in large part to the increased manufacturing activities and related manufacturing revenues during the year ended March 31, 2022, as compared to the prior year, and also due to there being a strong positive correlation of costs of revenue to manufacturing revenues.

Our gross profit margin was 46% during the year ended March 31, 2022 as compared to 47% during the comparable prior fiscal year.

Operating expenses:

	For the Years Ended March 31,		Change
	2022	2021	Dollars	Percentage
Operating expenses:
Research and development	$4,051,349	$5,112,542	$(1,061,193)	(21)%
General and administrative	4,464,003	3,323,045	1,140,958	34%
Non-cash compensation	14,353	13,181	1,172	9%
Depreciation and amortization	1,194,939	1,313,847	(118,908)	(9)%
Total operating expenses	$9,724,644	$9,762,615	$(37,971)	—%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses totaled for $9.7 million the year ended March 31, 2022, which remained relatively unchanged as compared to the prior year.

Research and development costs for the year ended March 31, 2022 were $4.1 million, a decrease of $1.1 million, or 21%, from $5.1 million of such costs for the prior year. The decrease was a result of the timing and nature of product development activities during the year ended March 31, 2022 as compared to the prior year.

General and administrative expenses for the year ended March 31, 2022 were $4.5 million, an increase of $1.1 million or 34%, from $3.3 million of such costs for the prior year. The increase was due in large part to the increase in payroll-related expense and professional expense.

Non-cash compensation expense for the years ended March 31, 2022 and 2021 was less than $0.1 million.

Depreciation and amortization expenses for the year ended March 31, 2022 were $1.2 million, and remained relatively unchanged from $1.3 million of such costs for the prior year.

As a result of the foregoing, our income from operations for the year ended March 31, 2022 was $5.1 million, compared to income from operations of $2.1 million for the prior year.

Other income (expense):

	For the Years Ended March 31,		Change
	2022	2021	Dollars	Percentage
Other income, net:
Change in fair value of derivative instruments	$1,425,409	$1,237,132	$188,277	15%
Interest expense and amortization of debt issuance costs	(191,816)	(259,598)	67,782	(26)%
Gain on sale of fixed assets	—	48,463	(48,463)	(100)%
Interest income	126	514	(388)	(75)%
PPP loan forgiveness	—	1,013,480	(1,013,480)	(100)%
Other income, net	$1,233,719	$2,039,991	$(806,272)	(40)%

Other income, net for the year ended the year ended March 31, 2022 was $1.2 million, a reduction of $0.8 million from the prior year. The decrease in other income, net was due to PPP loan forgiveness which occurred during the prior fiscal year, offset by increased gains on the fair value of derivative instruments.

As a result of the foregoing, our income before income taxes for the year ended March 31, 2022 was $6.3 million, compared to $4.1 million for the prior year.

Liquidity and Capital Resources

Capital Resources

	March 31, 2022	March 31, 2021	Change
Current assets	$18,861,389	$12,194,667	$6,666,722
Current liabilities	$6,694,241	$5,812,531	$881,710
Working capital	$12,167,148	$6,382,136	$5,785,012

The Company considers cash and working capital balances as several of the factors the Company uses in evaluating its performance. As of March 31, 2022, the Company had cash on hand of $8.5 million and accounts receivable to be collected within expected operating cycles of $3.1 million. The Company believes that such resources, combined with the working capital surplus of $12.2 million and the continuation of ongoing operations are sufficient to fund operations through the current operating cycle. For the year ended March 31, 2022, the Company had income from operations totaling $5.1 million, net other income totaling $1.2 million and a net income of $8.9 million. The Company’s other income and net income (loss) available to common shareholders are significantly influenced by the fluctuations in the fair value of warrant derivatives with such fair value bearing a strong inverse correlation to the market share price of the Company’s Common Stock.

Our working capital (total current assets less total current liabilities) increased by $5.8 million from $6.4 million as of March 31, 2021 to $12.2 million as of March 31, 2022, with such increase being primarily related to the net income of $8.9 million and a net positive operating cash flows of $6.5 million achieved during the year ended March 31, 2022.

Summary of Cash Flows:

	For the Years Ended March 31,
	2022	2021
Net cash provided by operating activities	$6,508,314	$3,193,861
Net cash used in investing activities	$(498,566)	$(262,781)
Net cash used in financing activities	$(667,133)	$(869,829)

Net cash provided by operating activities for the year ended March 31, 2022 was $6.5 million, which included net income of $8.9 million, offset by non-cash (income) expenses totaling $1.4 million and net increases in assets and decreases in liabilities totaling $1.0 million.

Net cash provided by operating activities for the year ended March 31, 2021 was $3.2 million, which included net income of $5.1 million and increases in non-cash expenses totaling $0.2 million, offset by net increases in assets and decreases in liabilities totaling $2.1 million.

Net cash used in investing activities for the year ended March 31, 2022 was comprised of purchases of property and equipment of $0.5 million.

Net cash used in investing activities for the year ended March 31, 2021 was comprised of purchases of purchases of property and equipment of $0.3 million offset by proceeds from the sale of property and equipment of less than $0.1 million.

Net cash used in financing activities was $0.7 million for the year ended March 31, 2022 which was offset primarily by loan payments.

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

During the year ended March 31, 2022, the Company did not issue any shares of Common Stock to Lincoln Park.

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

Bond issue costs of $354,454 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $14,180 for the fiscal year ended March 31, 2022.

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

There are currently no intersegment revenues. Asset information by operating segment is not presented since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s audited consolidated financial statements. Please see note 15 for further details.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2022.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2022, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2014 and forward, and State, 2010 and forward. The Company did not have any unrecognized tax positions for the years ended March 31, 2022 and 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2022 at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position	Director/Officer Since	Director Class
Nasrat Hakim	61	President, Chief Executive Officer and Director	August 2013	III
Barry Dash, Ph. D.	91	Director	April 2005	II
Jeffrey Whitnell	66	Director	October 2009	III
Davis Caskey	74	Director	April 2016	I
Robert Chen	63	Chief Financial Officer, Secretary and Treasurer	May 2022
Douglas Plassche	58	Executive Vice President of Operations	August 2013

The principal occupations and employment of each Director and executive officer during the past five years is set forth below. In each instance in which dates are not provided in connection with an individual’s business experience, such individual has held the position indicated for at least the past five years.

Pursuant to our recently amended and restated bylaws, our Board of Directors is now classified into three separate classes of directors. Each director currently holds office until the expiration of the term of his class (each for three years) and until his successor is duly elected and qualified, or until such director’s death, resignation, or removal.

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

Jeffrey Whitnell

Jeffrey Whitnell has served as a Director since October 23, 2009, Chairman of the Audit Committee, member of the Compensation Committee since October 2009 and designated by the Board as an “audit committee financial expert” as defined under applicable rules under the Exchange Act. Since April 2017, Mr. Whitnell has provided financial advisory services, primarily to the healthcare industry, including Southside Master, where he served as Chief Financial Officer from September 2018 to present. In 2016, Mr. Whitnell served as Vice President, Finance and Controller for LifeWatch Services and other Private Equity-backed portfolio companies. From June 2010 to March 2015, Mr. Whitnell was the Chief Financial Officer for ReliefBand Medical Technologies, a medical device company. From June 2009 to June 2010, Mr. Whitnell provided financial advisory services to various healthcare companies, including ReliefBand Medical Technologies. From June 2004 to June 2009, Mr. Whitnell was Chief Financial Officer and Senior Vice President of Finance at Akorn, Inc. From June 2002 to June 2004, Mr. Whitnell was Vice President of Finance and Treasurer for Ovation Pharmaceuticals. From 1997 to 2001, Mr. Whitnell was Vice President of Finance and Treasurer for MediChem Research. Prior to 1997, Mr. Whitnell held various finance positions at Akzo Nobel and Motorola. Mr. Whitnell began his career as an auditor with Arthur Andersen & Co. He is a certified public accountant and holds an M.B.A. in Finance from the University of Chicago Booth School of Business and a B.S. in Accounting from the University of Illinois. Mr. Whitnell’s qualifications as an accounting and audit expert led to the conclusion that he is qualified to serve as a director.

Davis Caskey

Davis Caskey has served as a Director since April 2016, and a member of the Audit Committee, the nominating Committee and the Compensation Committee since September 2016. He brings more than 40 years of pharmaceutical industry experience to this position. Mr. Caskey is currently President & CEO of Caskey LLC, which he formed in 2013 to serve as an umbrella to manage his pharmaceutical consulting and other business interests. From 1990 to 2013, Davis served as the operating officer of ECR Pharmaceuticals, of which he was a founding member. HiTech Pharmacal acquired the privately held ECR in 2009 and Mr. Caskey continued in his role until retiring in 2013. At ECR, Mr. Caskey was credited with the establishment of the company’s sales and marketing structure, its product distribution format, and the development and management of the firm’s internal organization. His responsibilities included the oversight of drug development and regulatory filings, product acquisitions, and acquisition of other companies. A primary focus was to conceive and develop, with the assistance of key strategic partners, unique dosage forms and extended release formulations of products which enhance patient compliance and safety. Prior to ECR, Mr. Caskey was employed by A.H. Robins for 18 years in various field and home office management positions. His experience brings critical insight into the marketing and distribution of pharmaceutical products in a rapid and ever-changing competitive marketplace, and this experience led to the conclusion that he is qualified to serve as a director. Mr. Caskey attended the University of Texas (Austin) and Lamar University, and holds bachelor’s and master’s degrees.

Robert Chen

Robert Chen has served as Chief Financial Officer, Secretary, and Treasurer of the Company since May 5, 2022. Mr. Chen joins Elite with broad experience in financial and operational leadership for life science companies, both private and public, ranging from preclinical development to commercial operations. Before joining Elite, Mr. Chen served as Vice President for KBP Biosciences from December 2020 to February 2022. From July 2019 to October 2020, Mr. Chen was the Chief Financial Officer at Victory Commercial Management. During 2019, Mr. Chen served as Sr. Director of Finance for WuXi Advanced Therapies. From 2014 to 2019, Mr. Chen was the Sr. Director of Finance at Taiho Oncology. Mr. Chen held various other financial positions in the life sciences sector with increasing responsibilities. Mr. Chen is a certified public accountant and began his career with Price Waterhouse and served as an Industrial Financial Analyst. Mr. Chen brings with him extensive and diversified financial leadership background in the areas of financial reporting, including manufacturing, financial and cost accounting, SEC, GAAP and IFRS, as well as financial planning and analysis, and this experience led to the conclusion that he is qualified to serve as a director. Mr. Chen has a Bachelor of Science in Business Administration, Accounting, and a Master of Professional Accountancy degree from the University of Southern Mississippi. He is a Certified Public Accountant (CPA).

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

Committees of the Board

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating Committee.

Audit Committee

During the year ended March 31, 2022, the members of the Audit Committee were Jeffrey Whitnell (Chairman of the Audit Committee), Dr. Barry Dash, Davis Caskey and Nasrat Hakim. The Board of Directors has determined that Messrs. Whitnell, Dash, and Caskey to be independent and Mr. Whitnell to be qualified as an audit committee financial expert. The Board of Directors has determined that Messrs. Whitnell, Dash and Caskey are independent directors as (i) defined in Rule 10A-3(b)(1)(ii) under the Exchange Act and (ii) under Sections 803A(2) and 803B(2)(a) of the NYSE American LLC Company Guide (although our securities are not listed on the NYSE American LLC or any other national exchange).

Nominating Committee

During the year ended March 31, 2022, the members of the Nominating Committee were Nasrat Hakim (Chairman of the Nominating Committee), Dr. Barry Dash, and Davis Caskey. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our last Annual Report on Form 10-K.

Compensation Committee

During the year ended March 31, 2022, the members of the Compensation Committee were Dr. Barry Dash (Chairman of the Compensation Committee), Jeffrey Whitnell, Davis Caskey and Nasrat Hakim.

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of copies of such reports and upon written representations from each of the Company’s officers and directors, the Company believes that, for the year ended March 31, 2022, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent stockholders were complied with on a timely basis, except for one Form 4 filed on July 7, 2021 to report an award of options to Marc Bregman on May 17, 2021 that was late due to an administrative error.

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

ITEM 11. EXECUTIVE COMPENSATION

Role of the Compensation Committee

The Company formed the Compensation Committee in June 2007. Since the formation of the Compensation Committee all elements of the executives’ compensation are determined by the Compensation Committee, which currently is comprised of three independent non-employee directors, and one director who is also the Company’s Chief Executive Officer. However, the Compensation Committee’s decisions concerning the compensation of the Company’s Chief Executive Officer are subject to ratification by the independent directors of the Board of Directors. The members of the Compensation Committee are Dr. Barry Dash (Chairman of the Compensation Committee), Jeffrey Whitnell, Davis Caskey and Nasrat Hakim. The Committee operates pursuant to a charter. Under the Compensation Committee charter, the Compensation Committee has authority to retain compensation consultants, outside counsel, and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants. During the fiscal year ended March 31, 2022, the Compensation Committee did not engage any advisors.

Named Executive Officers

The named executive officers for the fiscal year ended March 31, 2022 were:

●	Nasrat Hakim, Chief Executive Officer, and President for the full year;
●	Marc Bregman, Chief Financial Officer, Secretary, and Treasurer from May 17, 2021 through April 29, 2022;
●	Douglas Plassche, Executive Vice President for the full year.

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

In the section below entitled “Agreements with Named Executive Officers”, we describe the breakdown between compensation paid in cash and in equity for each Named Executive Officer during the fiscal year ended March 31, 2022.

Bonuses

Named Executive Officers may earn discretionary bonuses, which are awarded by the Compensation Committee in its discretion after the end of a fiscal year based on its assessment of factors including Company and individual performance. Pursuant to his employment agreement, Mr. Hakim was eligible to earn an annual bonus for the fiscal year ended March 31, 2022 up to 100% of his base salary ($500,000 for fiscal 2022), which he earned in full. In addition, as described in the section below entitled “Agreements with Named Executive Officers,” Mr. Plassche was entitled to earn an annual bonus for the fiscal year ended March 31, 2022 up to 30% of his base salary $78,493 for fiscal 2022. Mr. Plassche was awarded an $83,600 bonus for the fiscal year ended March 31, 2022. Mr. Bregman was entitled to earn an annual bonus for the fiscal year ended March 31, 2022 up to 20% of his base salary $37,400 for fiscal 2022, which he earned in full.

Equity

As noted above, certain components of our Named Executive Officers’ fiscal year 2022 base salary and bonuses were payable in shares of Common Stock. In addition, Mr. Plassche is entitled to an annual grant of shares of Common Stock, as described in the section entitled “Agreements with Named Executive Officers” below. During the fiscal year ended March 31, 2022, this amount was $18,750 worth of fully vested shares for Mr. Plassche, which he elected to take as a cash bonus payment. Mr. Plassche’s annual grant of shares of Common Stock in lieu of salary was terminated on December 31, 2021.

From time to time, we also grant stock options to our Named Executive Officers which generally vest over time, obtainment of a corporate goal or a combination of the two. Mr. Bregman was granted stock options to purchase 300,000 shares of Common Stock with the strike price being closing price of the Company’s stock as traded on the OTC Bulletin Board (symbol ELTP) on the first day of employment. The options were to vest over a three-year period commencing one year from the date of issuance. Mr. Bregman resigned prior to any of the options vesting. We did not grant any other stock options to our named executive officers during the fiscal year ended March 31, 2022.

Retirement Benefits

We maintain a tax-qualified retirement plan under Section 401(k) of the Code. The plan allows employees to defer compensation on a pre-tax basis subject to certain limits; however, Elite does not provide a matching contribution to its participants.

Perquisites

Mr. Hakim receives a monthly car allowance of up to $1,500 pursuant to the terms of his employment agreement. Mr. Plassche receives a monthly car allowance of up to $500. Mr. Hakim is also entitled to a monthly housing allowance up to $5,000. The value of the perquisites we provide are taxable to the Named Executive Officers and the incremental cost to us of providing these perquisites are reflected in the Summary Compensation Table. The Board of Directors believes that the perquisites provided are reasonable and appropriate. The Company generally covers life insurance premiums for its employee population, including its Named Executive Officers. For more information on perquisites provided to the Named Executive Officers, please see the “All Other Compensation” column of the Summary Compensation Table.

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

Marc Bregman

On April 26, 2021, the Company entered into an employment agreement with Mr. Marc Bregman (the “Bregman Employment Agreement”). Pursuant to the terms of the Bregman Employment Agreement, Mr. Bregman served as an at-will employee of the Company as its Chief Financial Officer. Mr. Bregman received a base salary of $187,000, payable in accordance with the Company’s payroll practices. He was also eligible for an annual bonus, equal to up to 20% of his base salary.

Mr. Bregman was granted stock options to purchase 300,000 shares of Common Stock. The options were to vest over a three-year period, commencing one year from the date of issuance.

Mr. Bregman was entitled generally to the same employee benefits offered to other employees of the Company, subject to applicable eligibility requirements.

Mr. Bregman subsequently resigned as CFO of the Company, effective April 29, 2022.

Douglas Plassche

On July 20, 2013, the Company entered into an employment agreement with Mr. Douglas Plassche (the “Plassche Employment Agreement”). Pursuant to the Plassche Employment Agreement, Mr. Plassche serves as an at-will employee, in the position of Vice President of Operations, commencing on August 12, 2013. The Plassche Employment Agreement includes an initial base salary of $205,000 being paid in accordance with the Company’s payroll practices and an additional $25,000 being paid by the issuance of shares of Common Stock. The Common Stock component of Mr. Plassche’s compensation is to be computed on an annual basis, with the number of shares issued being equal to the quotient of the annual amount due, divided by the average daily closing price of the Company’s Common Stock for the calendar year just ended.

Mr. Plassche is also eligible for an annual bonus in cash and/or equity-based awards for up to an equivalent of 30% of base salary, with such annual bonus being awarded based upon the achievement of agreed milestones and at the discretion of the Company and its Chief Executive Officer. In addition, pursuant to the Plassche Employment Agreement, Mr. Plassche was initially granted options to purchase 3,000,000 shares of Common Stock, at a price of $ 0.07 per share, (the closing price of the Common Stock on the date of the Plassche Employment Agreement). The options were issued pursuant to the 2004 Employee Stock Option Plan and vested over a period of three years with the vesting period commencing one year from the date of issuance.

Mr. Plassche is entitled to a monthly automobile allowance of $500.

Mr. Plassche’s employment is terminable by either party. If the Company terminates Mr. Plassche without cause, Mr. Plassche is entitled to an amount equal to six months of base annual salary in effect upon the date of termination.

Throughout his tenure, Mr. Plassche’s compensation was increased from time to time by the Board.

On April 1, 2020, Mr. Plassche’s compensation was adjusted to include a total base compensation of $272,530, consisting of $247,530 being paid in cash in accordance with the Company’s payroll practices and $25,000 being paid by the issuance of shares of Common Stock in lieu of cash.

Mr. Plassche is party to two retention agreements with the Company. On June 21, 2019, he entered into an agreement as an incentive for his continued employment and cooperation during a transitional period for the Company, which provided a retention bonus of $253,552, subject to his continued employment through June 30, 2021. This amount was earned during fiscal 2022 and is reflected in the Summary Compensation Table below.

On February 18, 2022, Mr. Plassche entered into a subsequent retention agreement with the Company (the “Plassche Retention Agreement”), also as an incentive for his continued employment and cooperation during a transitional period for the Company. Pursuant to the Plassche Retention Agreement, Mr. Plassche is entitled to a $150,000 retention payment on each of October 31, 2022 and June 30, 2023, subject in each case to his continued employment through such date.

On March 1, 2022, Mr. Plassche’s compensation was adjusted to include a total base compensation package of $300,000 payable in accordance with the Company’s payroll practices.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors
	2022	500,000	[1]	500,000	[2]	—	78,000	[3]	1,078,000
	2021	500,000		500,000		—	78,000		1,078,000

Marc Bregman, Chief Financial Officer
	2022	187,000	[4]	37,400	[5]	—	—		224,400
	2021	—		—		—	—		—

Douglas Plassche, Executive Vice President
	2022	261,644	[6]	393,902	[7]	—	6,000	[8]	661,546
	2021	267,536		75,000		—	6,000		348,536

1 Represents salary earned by Mr. Hakim pursuant to the Hakim Employment Agreement for Fiscal 2022, with such amounts to be paid via the issuance of Common Stock in lieu of cash. No shares of Common Stock have been issued to Mr. Hakim in payment of salaries due for Fiscal 2022. A total of 11,570,858 shares of Common Stock are due and owing to Mr. Hakim in payment of salaries earned during Fiscal 2022. A total of 7,388,707 shares of Common Stock are due and owing to Mr. Hakim in payment of salaries earned during Fiscal 2021. In aggregate, a total of $2,625,000 is accrued, due and owing to Mr. Hakim for salaries earned during Fiscal 2022, Fiscal 2021, and the forty-eight months ended March 31, 2020, but not paid. This amount is to be paid via the issuance of 35,913,602 shares of Common Stock, with the date of such issuance of shares of Common Stock being undetermined.

2 The bonus earned by Mr. Hakim for fiscal 2022. Bonuses earned by Mr. Hakim during Fiscal 2022 were paid in accordance with the Company’s payroll practices during Fiscal 2022. Mr. Hakim was also paid $187,500 during Fiscal 2022 for bonuses earned and accrued during the twelve months ended March 31, 2019, and not paid previously. Mr. Hakim was also paid $375,000 during Fiscal 2022 for bonuses earned and accrued during the twelve months ended March 31, 2020, and not previously paid. Mr. Hakim accordingly was paid a total of $1,062,000 during Fiscal 2022, with such amount representing bonuses earned during Fiscal 2022 and the twenty-four month period ending March 31, 2020, and not previously paid. A total of $500,000 of bonus earned by Mr. Hakim during Fiscal 2021 was paid in accordance with the Company’s payroll practices. Mr. Hakim was also paid a total of $750,000 of bonuses earned and accrued during the twenty-four month period ending March 31, 2019 and not previously paid.

3 Represents $18,000 amounts paid for auto allowance and $60,000 for housing allowances.

4 Represents salaries earned by Mr. Bregman pursuant to the Bregman Employment Agreement.

5 Represents bonus earned by Mr. Bregman during fiscal 2022.

6 Represents salaries earned by Mr. Plassche pursuant to the Plassche Employment Agreement. Fiscal 2022 salaries consist of $261,644 being paid in accordance with the Company’s payroll practices.

7 Represents the bonus of $83,600 earned by Mr. Plassche for fiscal 2022 pursuant to the Plassche Employment Agreement, $18,750 of salaries earned during Fiscal 2022 which Mr. Plassche has elected to receive in cash instead of the issuance of common stock, and $291,552 as retention bonus under the June 2019 retention agreement.

8 Represents amounts paid for auto allowances.

Outstanding Equity Awards at March 31, 2022

Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Options Exercise Price ($)	Option Expiration Date

Douglas Plassche	3,000,000	—	—	0.07	7/23/2023

Director Compensation

The following table sets forth information concerning director compensation for the year ended March 31, 2022:

Name	Fees Earned or Paid In Cash (1) ($)		Stock Awards (1) ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Barry Dash	10,000	(2)	20,000	(3)	—	—	30,000
Jeffrey Whitnell	10,000	(2)	20,000	(3)	—	—	30,000
Davis Caskey	10,000	(2)	20,000	(3)	—	—	30,000

(1)	Please refer to the section below titled “Director Fee Compensation” for details on the Company’s director fee compensation policy. No directors held unexercised or unvested stock awards as of March 31, 2022.
(2)	Amounts represent Director fees earned during the fiscal year ended March 31, 2022 which are to be paid in cash. These fees were accrued and unpaid as of March 31, 2022, with a payment date being undetermined. In aggregate, Directors fees totaling $30,000 ($10,000 for each of the Company’s three non-employee Directors) is accrued, due and owing for Director fees earned during Fiscal 2022.
(3)	Director equity compensation for the fiscal year ended March 31, 2022 consists of an entitlement to 295,570 shares of Common Stock for each of Dr. Dash, Mr. Whitnell and Mr. Caskey each receiving 295,570 shares of Common Stock.

Director Fee Compensation

The Company’s policy regarding director fees is as follows: (i) Directors who are employees or consultants of the Company (and/or any of its subsidiaries) receive no additional remuneration for serving as directors or members of committees of the Board; (ii) all Directors are entitled to reimbursement for out-of-pocket expenses incurred by them in connection with their attendance at the Board or committee meetings; (iii) Directors who are not employees or consultants of the Company (and/or any of its subsidiaries) receive a $30,000 annual retainer fee, with $20,000 of this amount being paid via the issuance of Common Stock, and the remaining $10,000 being paid in cash; (iv) Directors do not receive any additional compensation for attendance at or chairing of any meetings.

Director Equity Compensation

As described above, members of the Board of Directors are paid a portion of their annual retainer fees via the issuance of shares of Common Stock of the Company. The number of shares to be issued to each Director is equal to the quotient of the quarterly amount due to each Director, divided by the average daily closing price of the Company’s stock for the quarter just ended.

Members of the Board of Directors during the fiscal year ended March 31, 2022 did not receive any additional equity compensation for serving as directors.

Other

The Company’s Articles of Incorporation provide for the indemnification of each of the Company’s directors to the fullest extent permitted under Nevada General Corporation Law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 23, 2022 (except as otherwise indicated), regarding beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of each such class, (ii) each of our directors, (iii) each of our executive officers and (iv) all our directors and executive officers as a group. As of June 23, 2022, we had 1,011,281,988 shares of Common Stock outstanding (exclusive of 0.1 million treasury shares). On any matter presented to the holders of our Common Stock for their action or consideration at any meeting of our Shareholders, each share of Common Stock entitles the holder to one vote.

As used in the table below and elsewhere in this report, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following June 23, 2022. Except as otherwise indicated, the Shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner of Common Stock	Common Stock		Percent (%) of Voting Securities Beneficially Owned
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors*	284,737,145	(1)	28.2%
Barry Dash, Director*	2,723,718	(2)	**	%
Jeffrey Whitnell, Director*	2,675,363	(3)	**	%
Davis Caskey, Director*	1,537,779	(4)	**	%
Douglas Plassche, Executive Vice President *	4,491,484	(5)	**	%
All Directors and Officers as a group	296,165,489	(6)	29.3%

*	The address is c/o Elite Pharmaceuticals Inc., 165 Ludlow Avenue, Northvale, NJ 07647.
**	Less than 1%

(1)	Includes 169,814,882 shares of Common Stock held and 35,913,602 shares of Common Stock due and owing to Mr. Hakim as of March 31, 2022 (the latest practicable date) for compensation earned pursuant to Mr. Hakim’s employment agreement with the Company and 79,008,661 shares of Common Stock issuable upon cash exercise of the Series J Warrants with an exercise price of $0.1521 per share.
(2)	Includes 2,228,182 shares of Common Stock held and 495,536 shares of Common Stock due and owing to Dr. Dash as of March 31, 2022 (the latest practicable date) for Directors fees accrued as of such date.
(3)	Includes 2,179,827 shares of Common Stock held and 495,536 shares of Common Stock due and owing to Mr. Whitnell as of March 31, 2022 (the latest practicable date) for Directors fees accrued as of such date.
(4)	Includes 1,042,243 shares of Common Stock held and 495,536 shares of Common Stock due and owing to Mr. Caskey as of March 31, 2022 (the latest practicable date) Date for Directors fees accrued as of such date.
(5)	Includes 1,133,932 shares of Common Stock held 357,552 shares of Common Stock due and owing to Mr. Plassche as of March 31, 2022 (the latest practicable date) for salaries earned pursuant to Mr. Plassche’s employment agreement with the Company, and shares of Common Stock issuable upon cash exercise of vested options to purchase 3,000,000 shares of Common Stock.
(6)	Relates only to current directors and officers. Includes 176,399,066 shares of Common Stock held, 37,757,762 shares of Common Stock due and owing as of March 31, 2022 (the latest practicable date) for director’s fees and salaries accrued as of such date, 3,000,000 shares of Common Stock issuable upon cash exercise of vested options and 79,008,661 shares of Common Stock issuable upon cash exercise of warrants at an exercise price of $0.1521 per share of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Related Person Transactions

In May 2020, Praxgen, under an asset purchase agreement, assigned its rights and obligations under the Praxgen Agreement for Amphetamine IR and Amphetamine ER to Mikah. The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah is now Elite’s partner with respect to Amphetamine IR and ER and Mikah will assume all the rights and obligations for these products from Praxgen. Mikah was founded in 2009 by Nasrat Hakim.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm for the fiscal year ending March 31, 2023 is Buchbinder Tunick & Company LLP (“Buchbinder”).

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Buchbinder, for the audits of our financial statements and interim reviews of our quarterly financial statements.

	Fiscal 2022	Fiscal 2021
Audit Fees	$122,000	$120,000
Audit-Related Fees	$—	$—
Tax Fees	$8,500	$8,000

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

The Audit Committee has determined that Buchbinder’s rendering of these audit-related services was compatible with maintaining auditor’s independence. The Board of Directors considered Buchbinder to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in Fiscal 2022.

Pre-Approval Procedures

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

(2) The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.
3.1(b)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.
3.1(c)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
3.1(d)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.
3.1(e)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.
3.1(f)	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 29, 2020 and filed with the SEC on June 29, 2020.
3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 23, 2020 and filed with the SEC on April 23, 2020.
4.1	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.
4.2	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.
4.3	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
4.4	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
4.5	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.
4.6	Description of Common Stock, incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K, filed with the SEC on June 29, 2020
10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.
10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.
10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.
10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.
10.19	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.
10.20	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.
10.21	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.
10.22	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.
10.23	February 7, 2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.
10.24	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.
10.25	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.
10.26	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.
10.27	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on June 15, 2015. (Confidential Treatment granted with respect to portions of the Agreement).
10.28	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.
10.29	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).
10.30	Purchase Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.
10.31	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.
10.32	April 28, 2017 Exchange Agreement between the Company and Nasrat Hakim, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28. 2017.
10.33	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.
10.34	May 2017 Secured Promissory Note from the Company to Mikah Pharma, incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.
10.35	May 2017 Security Agreement between the Company to Mikah Pharma, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.
10.36	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.
10.37	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.38	Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.39	Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.40	Master Development and License Agreement For Products Between Elite Pharmaceuticals, Inc. And SunGen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.41	First Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.42	Second Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.43	May 22, 2018 License, Manufacturing and Supply Agreement with Glenmark Pharmaceuticals Inc. USA, incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and filed with the SEC on June 14, 2018. (Confidential treatment granted with respect to portions of the Agreement).
10.44	August 1, 2018 Amendment to the Glenmark Pharmaceuticals Inc. USA License, Supply and Distribution Agreement, incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.45	License, Supply And Distribution Agreement effective March 6, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.46	License, Supply and Distribution Agreement effective April 9, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.47	License, Supply and Distribution Agreement effective March 6, 2019 by and between Elite Pharmaceuticals, Inc., and Elite Laboratories, Inc. and Lannett Company, Inc., USA, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.48	Development Agreement effective December 3, 2018 by and between Mikah Pharma LLC and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.49	Asset Purchase Agreement dated November 13, 2019 by and between the Company and Nostrum Laboratories Inc. , incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020.
10.50	January 2, 2020 Amendment to the Glenmark Pharmaceuticals Inc. USA License, Supply and Distribution Agreement, incorporated by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.51	Asset Purchase Agreement executed January 16, 2020 by and between the Company and Nostrum Laboratories Inc., incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020.
10.52	Employment Agreement with Douglas Plassche, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, filed with the SEC on June 14, 2021.
10.53	July 29, 2019 Amendment To The License, Supply And Distribution Agreement Between Elite Pharmaceuticals, Inc./Elite Laboratories, Inc. And Lannett Company, Inc. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)), incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, filed with the SEC on June 14, 2021.

10.54	Master Development and License Agreement for Products Between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC, effective as of June 10, 2021.(Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10), incorporated by reference to the 10-Q for the period ended June 30, 2021 and filed with the SEC on August 16, 2021.
10.55	License, Supply, and Distribution Agreement by and between Elite Pharmaceuticals, Inc. and Lannett Company, Inc, dated October 18, 2021.*
10.56	License, Supply, and Distribution Agreement by and between Elite Pharmaceuticals, Inc. and Lannett Company, Inc, dated October 18, 2021.*
10.57	License and Distribution Agreement by and between Elite Pharmaceuticals, Inc. and Dexcel Ltd. (Or Akiva, Israel), dated December 6, 2021.*
10.58	February 18, 2022 Retention Agreement with Douglas Plassche.*
10.59	License, Supply, and Distribution Agreement by and between Elite Pharmaceuticals and Lannett, Inc., dated July 20, 2021*
21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K, for the period ended March 31, 2019 and filed with the SEC on June 21, 2019.
23.1	Consent of Buchbinder Tunick & Company LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer

Dated: June 29, 2022

By:	/s/ Robert Chen
Robert Chen
Chief Financial Officer

Dated: June 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nasrat Hakim	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	June 29, 2022

/s/ Robert Chen	Chief Financial Officer, Secretary, and Treasurer	June 29, 2022

/s/ Barry Dash	Director	June 29, 2022

/s/ Jeffrey Whitnell	Director	June 29, 2022

/s/ Davis Caskey	Director	June 29, 2022

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Elite Pharmaceuticals, Inc., and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiary (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Intangible Assets — Refer to Notes 1 and 4 to the consolidated financial statements

Critical Audit Matter Description

As described in Note 1 and 4 to the consolidated financial statements, the Company has capitalized costs of $6,168,351 for ANDAs and $465,684 for patents. The Company evaluates its intangible assets for impairment annually during the fourth quarter in accordance with ASC Topic 350, Intangibles, Goodwill and Other, and whenever events or circumstances change that indicate impairment may have occurred.

Management performs a qualitative assessment of each intangible assets prior to performing a quantitative impairment test. Qualitative factors management considers include, the current project status, cost factors of raw material and labor, current cash flows, legal and regulatory factors and industry and market considerations. If the qualitative assessment indicates the fair value is more likely than not less than the carrying value a quantitative test is performed. The management performed a quantitative test on certain intangible assets using a discounted cash flow methodology and market approach. The methods used to estimate the fair value of intangible assets involve significant assumptions. The significant assumptions applied by management in estimating the fair value of intangible assets included income projections and discount rates. Due to the significant estimates and assumptions management is required to make, we identified the fair value of intangible assets as a critical audit matter. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

We obtained an understanding and evaluated the design and implementation of controls over the intangible valuation process. This included management’s review over the assessment of the methodology, significant inputs and assumptions included in the fair value estimate, as well as management’s review around the completeness, accuracy and reasonableness of the data used in this estimate.

Our audit procedures assessed whether the valuation methodology used was appropriate and tested the mathematical accuracy of the valuation model.

We evaluated whether the assumptions used were reasonable by considering the past performance, and discount rates, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Buchbinder Tunick & Company LLP

Buchbinder Tunick & Company LLP

We have served as the Company’s auditor since 2010.

Little Falls, New Jersey 07424

June 29, 2022

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	March 31, 2022	March 31, 2021
ASSETS
Current assets:
Cash	$8,535,357	$3,192,768
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	3,057,913	3,496,376
Inventory	6,741,170	5,012,902
Prepaid expenses and other current assets	526,949	492,621
Total current assets	18,861,389	12,194,667

Property and equipment, net of accumulated depreciation of $13,348,565 and $12,153,626, respectively	5,952,992	6,649,365

Intangible assets	6,634,035	6,634,035

Operating lease - right-of-use asset	1,031,884	214,674

Deferred income tax asset	2,171,821	—

Other assets:
Restricted cash - debt service for NJEDA bonds	405,039	405,013
Security deposits	91,738	91,738
Total other assets	496,777	496,751
Total assets	$35,148,898	$26,189,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,430,985	$929,690
Accrued expenses	4,693,142	4,270,600
Deferred revenue, current portion	13,333	13,333
Bonds payable, current portion, net of bond issuance costs	100,822	95,822
Loans payable, current portion	253,006	314,996
Lease obligation - operating lease, current portion	202,953	188,090
Total current liabilities	6,694,241	5,812,531

Long-term liabilities:
Deferred revenue, net of current portion	32,226	45,558
Bonds payable, net of current portion and bond issuance costs	1,139,848	1,240,668
Loans payable, net of current portion	249,046	500,066
Lease obligation - operating lease, net of current portion	835,893	38,866
Derivative financial instruments - warrants	936,837	2,362,246
Other long-term liabilities	38,780	37,628
Total long-term liabilities	3,232,630	4,225,032
Total liabilities	9,926,871	10,037,563

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(AUDITED)

(continued)

	March 31, 2022	March 31, 2021
Shareholders’ equity:
Common stock; par value $0.001; 1,445,000,000 shares authorized; 1,011,381,988 shares issued and 1,011,281,988 shares outstanding as of March 31, 2022; 1,009,276,752 shares issued and 1,009,176,752 shares outstanding as of March 31, 2021	1,011,385	1,009,279
Additional paid-in capital	164,577,227	164,407,480
Treasury stock; 100,000 shares as of March 31, 2022 and March 31, 2021; at cost	(306,841)	(306,841)
Accumulated deficit	(140,059,744)	(148,957,989)
Total shareholders’ equity	25,222,027	16,151,929
Total liabilities and shareholders’ equity	$35,148,898	$26,189,492

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the Years Ended March 31,
	2022	2021
Revenue:
Manufacturing fees	$26,951,863	$20,997,310
Licensing fees	5,310,254	4,383,439
Total revenue	32,262,117	25,380,749
Cost of manufacturing	17,466,763	13,513,611
Gross profit	14,795,354	11,867,138

Operating expenses:
Research and development	4,051,349	5,112,542
General and administrative	4,464,003	3,323,045
Non-cash compensation through issuance of stock options	14,353	13,181
Depreciation and amortization	1,194,939	1,313,847
Total operating expenses	9,724,644	9,762,615

Income from operations	5,070,710	2,104,523

Other income, net:
Change in fair value of derivative instruments	1,425,409	1,237,132
Interest expense and amortization of debt issuance costs	(191,816)	(259,598)
Gain on sale of fixed assets	—	48,463
Interest income	126	514
PPP loan forgiveness	—	1,013,480
Other income, net	1,233,719	2,039,991

Income from operations before income taxes	6,304,429	4,144,514

Income tax benefit	1,736,437

Net benefit for sale of state net operating losses and credits	857,379	943,907

Net income attributable to common shareholders	$8,898,245	$5,088,421

Basic net income per share attributable to common shareholders	$0.01	$0.01

Diluted net income per share attributable to common shareholders	$0.01	$0.00

Basic weighted average Common Stock outstanding	1,010,607,713	942,997,875

Diluted weighted average Common Stock outstanding	1,010,607,713	942,997,875

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(AUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2020	24	13,903,960	840,504,367	$840,507	$150,264,605	100,000	$(306,841)	$(154,046,410)	$10,655,821

Net income	—	—	—	—	—	—	—	5,088,421	5,088,421

Conversion of Preferred Stock to Common Stock	(24)	(13,903,960)	158,017,321	158,017	13,745,943	—	—	—	—

Initial commitment shares issued pursuant to the 2020 Lincoln Park purchase agreement	—	—	5,975,857	5,976	463,129	—	—	—	469,105

Common Stock sold pursuant to the 2020 Lincoln Park purchase agreement	—	—	640,543	641	41,582	—	—	—	42,223

Common Stock issued as additional commitment shares pursuant to the 2020 Lincoln Park purchase agreement	—	—	10,094	10	722	—	—	—	732

Costs associated with raising capital	—	—	—	—	(469,837)	—	—	—	(469,837)

Non-cash compensation through the issuance of employee stock options	—	—	—	—	13,181	—	—	—	13,181

Shares issued in payment of Director fees	—	—	1,550,343	1,551	133,449	—	—	—	135,000

Shares issued in payment of salaries	—	—	646,336	645	55,605	—	—	—	56,250

Shares issued in payment of consulting expenses	—	—	1,931,891	1,932	159,101	—	—	—	161,033

Balance as of March 31, 2021	—	$—	1,009,276,752	$1,009,279	$164,407,480	100,000	$(306,841)	$(148,957,989)	$16,151,929

Net income	—	—	—	—	—	—	—	8,898,245	8,898,245

Non-cash compensation through the issuance of employee stock options	—	—	—	—	14,353	—	—	—	14,353

Shares issued in payment of salaries	—	—	2,105,236	2,106	155,394	—	—	—	157,500

Balance at March 31, 2022	—	$—	1,011,381,988	$1,011,385	$164,577,227	100,000	$(306,841)	$(140,059,744)	$25,222,027

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Years Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,898,245	$5,088,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,209,119	1,313,847
Amortization of operating leases - right-of-use assets	225,590	210,744
Gain on sale of fixed assets	—	(48,463)
Change in fair value of derivative financial instruments - warrants	(1,425,409)	(1,237,132)
PPP loan forgiveness	—	(1,013,480)
Deferred income tax asset	(2,171,821)	—
Non-cash compensation accrued	767,122	922,443
Non-cash compensation through the issuance of employee stock options	14,353	13,181
Non-cash rent expense and lease accretion	1,152	2,186
Change in operating assets and liabilities:
Accounts receivable	438,463	610,470
Inventory	(1,728,268)	(870,430)
Prepaid expenses and other current assets	209,796	361,408
Accounts payable, accrued expenses and other current liabilities	314,214	(1,768,862)
Deferred revenue and customer deposits	(13,332)	(180,000)
Lease obligations - operating leases	(230,910)	(210,472)
Net cash provided by operating activities	6,508,314	3,193,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(498,566)	(329,981)
Proceeds from disposal of property and equipment	—	67,200
Net cash used in investing activities	(498,566)	(262,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from PPP loan	—	1,013,480
Proceeds from the issuance of Common Stock	—	42,223
Payment of related party note payable	—	(1,200,000)
Payment of bond principal	(110,000)	(105,000)
Other loan payments	(557,133)	(620,532)
Net cash used in financing activities	(667,133)	(869,829)

Net change in cash and restricted cash	5,342,615	2,061,251

Cash and restricted cash, beginning of period	3,597,781	1,536,530

Cash and restricted cash, end of period	$8,940,396	$3,597,781

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$177,636	$176,179
Financing of equipment purchases and insurance renewal	$244,124	$410,141
Stock issued in payment of Directors fees, salaries and consulting expenses	$157,500	$352,283
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,042,800	$—
Commitment shares issued to Lincoln Park Capital	$—	$722
Conversion of preferred stock to Common Stock	$—	$13,903,960

Reconciliation of cash and restricted cash
Cash	$8,535,357	$3,192,768
Restricted cash - debt service for NJEDA bonds	405,039	405,013
Total cash and restricted cash shown in statement of cash flows	$8,940,396	$3,597,781

The accompanying notes are an integral part of these consolidated financial statements.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2022.

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

The Company entered into a Master Development and License Agreement with Praxgen, formerly known as SunGen Pharma LLC dated August 24, 2016 (the “SunGen Agreement”), which has been determined to satisfy the criteria for consideration as a collaborative agreement, and is accounted for accordingly. On April 3, 2020, Elite and Praxgen mutually agreed to discontinue any further joint product development activities.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Years Ended March 31,
	2022	2021
NDA:
Licensing fees	$—	$166,167
Total NDA revenue	—	166,167
ANDA:
Manufacturing fees	$26,951,863	$20,997,310
Licensing fees	5,310,254	4,217,272
Total ANDA revenue	32,262,117	25,214,582
Total revenue	$32,262,117	$25,380,749

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

As of March 31, 2022, and March 31, 2021, the Company had $405,039 and $405,013, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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

As of March 31, 2022, the Company did not identify any indicators of impairment.

Please also see Note 4 for further details on intangible assets.

Research and Development

Research and development expenditures are charged to expense as incurred.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2022, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2016 and forward, and State, 2013 and forward. The Company did not record unrecognized tax positions for the years ended March 31, 2022 and 2021.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Years Ended March 31,
	2022	2021
Numerator
Net income - basic	$8,898,245	$5,088,421
Effect of dilutive instrument on net income	(1,425,409)	(1,237,132)
Net income - diluted	$7,472,836	$3,851,289

Denominator
Weighted average shares of Common Stock outstanding - basic	1,010,607,713	942,997,875

Dilutive effect of stock options and convertible securities	—	—

Weighted average shares of Common Stock outstanding - diluted	1,010,607,713	942,997,875

Net income per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.00

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Liabilities
Derivative financial instruments - warrants	$936,837	$—	$—	$936,837

March 31, 2021
Liabilities
Derivative financial instruments - warrants	$2,362,246	$—	$—	$2,362,246

See Note 11 for specific inputs used in determining fair value.

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

NOTE 2. INVENTORY

Inventory consisted of the following:

	March 31, 2022	March 31, 2021
Finished goods	$159,808	$274,603
Work-in-progress	1,203,204	781,350
Raw materials	5,378,158	3,956,949
	$6,741,170	$5,012,902

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2022	March 31, 2021
Land, building and improvements	$5,456,524	$5,456,523
Laboratory, manufacturing, warehouse and transportation equipment	13,017,731	12,580,457
Office equipment and software	373,601	373,601
Furniture and fixtures	453,701	392,410
	19,301,557	18,802,991
Less: Accumulated depreciation	(13,348,565)	(12,153,626)
	$5,952,992	$6,649,365

Depreciation expense was $1,194,939 and $1,299,668 for the years ended March 31, 2022 and 2021, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	March 31, 2022
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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s bonds payable liability:

	March 31, 2022	March 31, 2021
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,360,000	$1,470,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(115,000)	(110,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,245,000	$1,360,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(235,124)	(220,944)
Bond offering costs, net	$119,330	$133,510

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$115,000	$110,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$100,822	$95,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	1,245,000	$1,360,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(105,152)	(119,332)
Long term portion of bonds payable, net of bond offering costs	$1,139,848	$1,240,668

Amortization expense was $14,180 and $14,179 for the years ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and March 31, 2021, interest payable was $7,367 and $7,963, respectively.

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
2023	115,000
2024	125,000
2025	130,000
2026	140,000
Thereafter	850,000
$1,360,000

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	March 31, 2022	March 31, 2021
Equipment and insurance financing loans payable, between 3.30% and 12.02% interest and maturing between October 2022 and October 2025	$502,052	$815,062
Less: Current portion of loans payable	(253,006)	(314,996)
Long-term portion of loans payable	$249,046	$500,066

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The interest expense associated with the loans payable was $62,845 and $77,218 for the years ended March 31, 2022 and 2021, respectively.

Loan principal payments for the next five years are as follows:

Years ending March 31,	Amount
2023	253,006
2024	129,275
2025	96,117
2026	23,654
$502,052

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

Interest expense associated with the Note was $90,000 for the year ended March 31, 2021. A total of $435,000 in accrued interest expense, representing interest expense accrued during the life of the Mikah Note, was due and owing as of the maturity date of the Mikah Note. Of the $435,000 accrued interest due at maturity, $435,000 of accrued interest was satisfied by offset against amounts due from Mikah pursuant to the development agreement between the Company and Mikah, dated December 3, 2018 (see Note 16).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $45,559 as of March 31, 2022, were comprised of a current component of $13,333 and a long-term component of $32,226. Deferred revenues in the aggregate amount of $58,891 as of March 31, 2021, were comprised of a current component of $13,333 and a long-term component of $45,558. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI Pharma (“TAGI”) licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance sheet date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet:

Lease	Classification	As of March 31, 2022
Assets
Operating	Operating lease – right-of-use asset	$1,031,884
Total leased assets		$1,031,884

Liabilities
Current
Operating	Lease obligation – operating lease	$202,953

Long-term
Operating	Lease obligation – operating lease, net of current portion	835,893
Total lease liabilities		$1,038,846

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. modified lease for the years ended March 31, 2022 and 2021 was $229,563 and $219,636, respectively. Rent expense under the Pompano Office Lease for the year ended March 31, 2022 was $23,430. There was no rent expense under the Pompano Office lease for the year ended March 31, 2021 as there was a rent abatement period from November 2020 through February 2021. Rent expense is recorded in general and administrative expense in the audited consolidated statements of operations.

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the 135 Ludlow Ave. modified lease and the Pompano Office Lease:

Years ending March 31,	Amount
2023	259,794
2024	254,050
2025	243,612
2026	248,484
Thereafter	189,144
Total future minimum lease payments	1,195,084
Less: interest	(156,238)
Present value of lease payments	$1,038,846

The weighted-average remaining lease term and the weighted-average discount rate of our lease was as follows:

Lease Term and Discount Rate	March 31, 2022
Remaining lease term (years)
Operating leases	7

Discount rate
Operating leases	6%

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations . The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of March 31, 2022, and March 31, 2021, the Company had a liability of $38,780 and $37,628, respectively, recorded as a component of other long-term liabilities.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. PREFERRED STOCK

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, zero shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of March 31, 2022.

On April 27, 2017, a total of 24.0344 shares of Series J Preferred were issued pursuant to an exchange agreement (the “Exchange Agreement”) with Hakim, a related party and the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The Exchange Agreement provided for Hakim to exchange 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of Common Stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of Common Stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of Common Stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying audited consolidated balance sheet as of March 31, 2022 (See Note 11).

An amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 995,000,000 shares to 1,445,000,000 shares was approved at the Company’s Annual Meeting of Shareholders held on December 4, 2019. Prior to the approval of the increase in the number of authorized shares, there were insufficient authorized shares if the Series J Preferred Stock were converted. As a result, the shares were classified in mezzanine equity. After the approval of the increase in the number of authorized shares, there are now sufficient authorized shares in the event of a full conversion of Series J Preferred Stock. With the approval of the increase in the number of authorized shares, there is no longer the presumption that a cash settlement will be required. Therefore, the Series J Preferred was reclassified from mezzanine equity to permanent equity at its carrying amount of $13,903,960 on the consolidated balance sheets as of March 31, 2022 and 2021.

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

A summary of warrant activity is as follows:

	March 31, 2022		March 31, 2021
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	79,008,661	$0.1521	79,008,661	$0.1521

Warrants granted pursuant to the issuance of Series J convertible preferred shares	—		—	$—

Warrants exercised, forfeited and/or expired, net	—		—	$—

Balance at end of period	79,008,661	$0.1521	79,008,661	$0.1521

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

The fair value of the Series J Warrants was calculated using a Black-Scholes model instead of a Monte Carlo Simulation because the probability with the shareholder approval provisions was no longer a factor. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	March 31, 2022	March 31, 2021
Fair value of the Company’s Common Stock	$0.0350	$0.0610
Volatility	76.55%	75.18%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	5.1	6.1
Risk free rate	2.40%	1.40%

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the year ended March 31, 2022 were as follows:

Balance at March 31, 2020	3,599,378
Change in fair value of derivative financial instruments - warrants	(1,237,132)
Balance at March 31, 2021	$2,362,246
Change in fair value of derivative financial instruments - warrants	(1,425,409)
Balance at March 31, 2022	$936,837

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

The Company did not issue any shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the year ended March 31, 2022. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Common Stock Activity

During the years ended March 31, 2022 and 2021, the Company issued 2,105,236 and 168,772,385 shares of Common Stock, respectively, with such issuances of Common Stock being summarized as follows:

	March 31,
	2022	2021
Common Stock issued as of March 31, 2021 and 2020, respectively	1,009,276,752	840,504,367

Common stock converted from Preferred Stock	—	158,017,321
Common Stock sold pursuant to the Lincoln Park Capital Purchase Agreements, with net proceeds of such shares totaling $- and $42,223 for the years ended March 31, 2022 and 2021, respectively.	—	6,616,400
Common Stock issued as initial and additional commitment shares pursuant to the Lincoln Park Capital Purchase Agreements	—	10,094
Common Stock issued in payment of Directors fees, salaries and consulting fees	2,105,236	4,128,570
Common Stock issued during the fiscal year	2,105,236	168,772,385

Common Stock issued as of March 31, 2022 and 2021, respectively	1,011,381,988	1,009,276,752

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

During the year ended March 31, 2022, the Company accrued director’s fees totaling $90,000, which will be paid via cash payments totaling $30,000 and the issuance of 1,378,608 shares of Common Stock.

As of March 31, 2022, the Company owed its Directors a total of $30,000 in cash payments and 1,378,608 shares of Common Stock in payment of director fees totaling $90,000 due and owing. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

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

During the year ended March 31, 2022, the Company issued 1,218,526 shares of Common Stock in payment of salaries totaling $97,500 pursuant to the employment contract of the Company’s former Chief Financial Officer, with such salaries being earned and accrued over the forty one month period beginning on October 1, 2018 and ending on March 31, 2021.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended March 31, 2022, the Company accrued salaries totaling $84,000 owed to a certain other employees which will be paid via the issuance of 14,105,665 shares of Common Stock.

As of March 31, 2022, the Company owed its President and Chief Executive Officer and certain other employees’ salaries totaling $3,625,000 which will be paid via the issuance of 50,190,779 shares of Common Stock.

Options

Under its 2014 Stock Option Plan and prior options plans, the Company may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant. A summary of the activity of Company’s 2014 Stock Option Plan for the years ended March 31, 2022 and 2021 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2020	5,375,000	$0.14	4.1	$6,000
Granted	600,000	$0.06	9.7	—
Forfeited and expired	(75,000)
Outstanding at March 31, 2021	5,900,000	$0.13	3.7	$6,000
Granted	500,000	$0.05
Forfeited and expired	(750,000)
Outstanding at March 31, 2022	5,650,000	$0.14	2.8	$—
Exercisable at March 31, 2022	4,530,001	$0.16	2.3	$—

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of March 31, 2022 and March 31, 2021 of $0.10 and $0.06, respectively. As of March 31, 2022, there was $25,328 in unrecognized stock-based compensation expense that will be recognized over a 3 year period.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 95% of the Company’s revenues for the year ended March 31, 2022. These two customers accounted for approximately 84% and 11% of revenues each, respectively.

Two customers accounted for approximately 92% of the Company’s revenues for the year ended March 31, 2021. These two customers accounted for approximately 77% and 15% of revenues each, respectively.

Accounts Receivable

Two customers accounted for approximately 91% of the Company’s accounts receivable as of March 31, 2022. These two customers accounted for approximately 78% and 13% of accounts receivable each, respectively.

Three customers accounted for substantially all the Company’s accounts receivable as of March 31, 2021. These three customers accounted for approximately 73%, 15% and 10% of accounts receivable each, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchasing

Four suppliers accounted for approximately 69% of the Company’s purchases of raw materials for the year ended March 31, 2022. These four suppliers accounted for approximately 51%, 7%, 6% and 5% of purchases each, respectively.

Four suppliers accounted for more than 78% of the Company’s purchases of raw materials for the year ended March 31, 2021. These four suppliers accounted for approximately 54%, 13%, 6%, and 5% of purchases each, respectively.

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

The following represents selected information for the Company’s reportable segments:

	For the Years Ended March 31,
	2022	2021
Operating Income by Segment
ANDA	10,744,005	6,512,632
NDA	—	142,812
	$10,744,005	$6,655,444

The table below reconciles the Company’s operating income by segment to income from operations before provision for income taxes as reported in the Company’s audited consolidated statement of operations:

	For the Years Ended March 31,
	2022	2021
Operating income by segment	$10,744,005	$6,655,444
Corporate unallocated costs	(3,696,881)	(2,252,983)
Interest income	126	514
Interest expense and amortization of debt issuance costs	(191,816)	(259,598)
Depreciation and amortization expense	(1,194,939)	(1,313,847)
Significant non-cash items	(781,475)	(935,628)
PPP loan forgiveness	—	1,013,480
Change in fair value of derivative instruments	1,425,409	1,237,132
Income from operations before income taxes	$6,304,429	$4,144,514

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2020, Praxgen, pursuant to an asset purchase agreement, assigned its rights and obligations under the Praxgen Agreement for Amphetamine IR and Amphetamine ER to Mikah Pharmaceuticals. The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah will now be Elite’s partner with respect to Amphetamine IR and ER and will assume all the rights and obligations for these products from Praxgen. Mikah Pharmaceuticals was founded in 2009 by Nasrat Hakim, a related party and the Company’s President, Chief Executive Officer and Chairman of the Board.

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

NOTE 17. INCOME TAXES

The components of the income taxes benefit (expense) are as follows:

	Year Ended March 31,
	2022	2021
Federal
Current	$—	$—
Deferred	2,171,821	—

State
Current	(435,384)	—
Deferred	—	—
Income tax benefit	$1,736,437	$—

Benefit from sale of state net operating loss credits	$857,379	$943,907
Net benefit from sale of state net operating loss credits	$857,379	$943,907

The major components of deferred tax assets and liabilities as of March 31, 2022 and 2021 are as follows (amounts in thousands of dollars):

	Year Ended March 31,
	2022	2021
Federal
Net operating loss carry forward	$21,180	$20,890
Tax credits	4,764	—
Valuation allowance	(23,772)	(20,890)
	$2,172	$—
State
Net operating loss carry forward	$747	$841
Valuation Allowance	(747)	(841)
	$—	$—

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2022 and 2021 a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty about the Company’s ability to generate the future taxable income necessary to use the net operating loss carry forwards.

The company believes that temporary timing differences between accrual and payment of income taxes are not material to the financial position of the Company.

As of March 31, 2022, Elite has a federal net operating loss carry forward of $100.8 million, which do not expire and net operating loss carry forward in state tax jurisdictions of $8.4 million some of which will begin to expire in 2022. During 2022, the Company was able to release a portion of its valuation allowance as it determined future profits will offset a portion of its valuation allowance. During 2022, the Company recorded a tax benefit of $2.2 million as a result of this change in judgment. Absent the above mentioned allowance, at March 31, 2022, the Company’s federal and state income taxes due were $0.0 million and $0.4 million, respectively.

Sale of New Jersey Net Operating Loss

In April 2020, Elite Labs received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $607,635 relating to New Jersey net operating losses and net tax benefits of $338,772, relating to R&D tax credits. The Company sold the net tax benefits approved for sale for total proceeds of $946,407 during the year ended March 31, 2021.

Sale of New Jersey Net Operating Loss and Research and Development Tax Credit

In April 2021, Elite Labs received final approval from the New Jersey Economic Development Authority for the sale of net tax benefits of $796,860 relating to New Jersey net operating losses and net tax benefits of $58,490, relating to research and development tax credits. The Company sold the net tax benefits approved for sale at a transfer price equal to ninety three and one half cents for every benefit dollar and incurred transaction fees of $12,861, resulting in net proceeds to the Company of $857,379, during the year ended March 31, 2022.

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

Manufacturing and Supply Chain

During the year ended March 31, 2022, and as of the date of this Annual Report on Form 10-K, the Company has not experienced material, detrimental issues related to COVID-19 in its manufacturing, supply chain, quality assurance and regulatory compliance activities, and has been able to operate without interruption. The Company has taken, and plans to continue to take, commercially practical measures to keep its facilities open. The Company’s supply chains remain intact and operational, and the Company is in regular communications with its suppliers and third-party partners. A prolonging of the current situation relating to COVID-19 may result in an increased risk of interruption in the Company supply chain in the future, with no assurances given as the materiality of such future interruption on the Company’s business, financial condition, results of operations and cash flows.

NOTE 19. SUBSEQUENT EVENTS

On April 2, 2022, the Company entered into a loan and security agreement with East West Bank, pursuant to which the Company was granted by the Bank a term loan of $12,000,000 for a duration of five years and an asset-based Revolving Line of Credit up to $2,000,000. The Company has received the proceeds of $11,959,880 out of the term loan net of applicable professional changes, and it will be used for general working capital purpose. In return for the term loan, the Company is required to meet certain financial terms and conditions.

On April 8, 2022, the Company entered into an Asset Purchase Agreement to purchase the building located at 135-137 Ludlow Avenue in Northvale NJ and is currently in escrow. The Company has leased the entire 35,000 square feet of floor space since 2014. This property is occupied by the Company’s Quality Assurance department, commercial manufacturing, packaging, and warehouse. The closing date is expected to take place in July 2022.

On June 27, 2022, the Company received notification from the US Food and Drug Administration (FDA) for the approval of the Company’s Abbreviated New Drug Application (ANDA) for a generic version of Sabril® (Vigabatrin USP) 500 mg powder for solution packet. Lannett Company, Inc. has an exclusive license to market and distribute the product in the U.S. and territories. Elite will exclusively manufacture and package the product for sale for an agreed-upon transfer price. The companies will share in product net profits.

