Form 10-Q
period 2022-06-30
ELITE PHARMACEUTICALS INC /NV/
filed 2022-08-15
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 1,011,381,988 shares of Common Stock were issued, and 1,011,281,988 shares of Common Stock were outstanding as of August 15, 2022.

ii

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$19,779,584	$8,535,357
Accounts receivable	3,965,109	3,057,913
Inventory	7,617,163	6,741,170
Prepaid expenses and other current assets	507,923	526,949
Total current assets	31,869,779	18,861,389

Property and equipment, net of accumulated depreciation of $13,641,313 and $13,348,565, respectively	5,754,841	5,952,992

Intangible assets, net of accumulated amortization of $-0-, respectively	6,634,035	6,634,035

Operating lease - right-of-use asset	980,871	1,031,884

Deferred income tax asset	2,171,821	2,171,821

Other assets:
Restricted cash - debt service for NJEDA bonds	405,163	405,039
Security deposits	291,738	91,738
Total other assets	696,901	496,777
Total assets	$48,108,248	$35,148,898

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,614,260	$1,430,985
Accrued expenses	4,809,835	4,693,142
Deferred revenue, current portion	13,333	13,333
Bonds payable, current portion, net of bond issuance costs	100,822	100,822
Loans payable, current portion	334,134	253,006
Lease obligation - operating lease, current portion	207,373	202,953
Total current liabilities	7,079,757	6,694,241

Long-term liabilities:
Deferred revenue, net of current portion	28,889	32,226
Bonds payable, net of current portion and bond issuance costs	1,143,394	1,139,848
Loans payable, net of current portion and loan costs	12,063,213	249,046
Lease obligation - operating lease, net of current portion	782,232	835,893
Derivative financial instruments - warrants	1,436,980	936,837
Other long-term liabilities	40,551	38,780
Total long-term liabilities	15,495,259	3,232,630
Total liabilities	22,575,016	9,926,871

Shareholders’ equity:
Series J convertible preferred stock; par value of $0.01; 50 shares authorized; 0 issued and outstanding as of June 30, 2022 and March 31, 2022	—	—
Common stock; par value $0.001; 1,445,000,000 shares authorized; 1,011,381,988 shares issued as of June 30, 2022 and March 31, 2022; 1,011,281,988 shares outstanding as of June 30, 2022 and March 31, 2022.	1,011,385	1,011,385
Additional paid-in capital	164,582,549	164,577,227
Treasury stock; 100,000 shares as of June 30, 2022 and March 31, 2022; at cost	(306,841)	(306,841)
Accumulated deficit	(139,753,861)	(140,059,744)
Total shareholders’ equity	25,533,232	25,222,027
Total liabilities and shareholders’ equity	$48,108,248	$35,148,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2022	2021
Revenue:
Manufacturing fees	$6,327,141	$5,750,036
Licensing fees	1,345,767	1,306,753
Total revenue	7,672,908	7,056,789
Cost of manufacturing	3,675,061	3,503,262
Gross profit	3,997,847	3,553,527

Operating expenses:
Research and development	955,443	1,202,192
General and administrative	1,718,104	1,070,664
Non-cash compensation through issuance of stock options	5,322	2,811
Depreciation and amortization	296,294	312,702
Total operating expenses	2,975,163	2,588,369

Income from operations	1,022,684	965,158

Other income (expense):
Change in fair value of derivative instruments	(500,143)	614,461
Interest expense and amortization of debt issuance costs	(216,787)	(45,893)
Interest income	129	42
Other (expense) income, net	(716,801)	568,610

Income from operations before income taxes	305,883	1,533,768

Net benefit for sale of state net operating losses and credits	—	855,350

Net income attributable to common shareholders	$305,883	$2,389,118

Basic net income per share attributable to common shareholders	$0.00	$0.00

Diluted net income per share attributable to common shareholders	$0.00	$0.00

Basic weighted average Common Stock outstanding	1,011,381,988	1,009,199,886

Diluted weighted average Common Stock outstanding	1,011,381,988	1,009,199,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2022	—	$—	1,011,381,988	$1,011,385	$164,577,227	100,000	$(306,841)	$(140,059,744)	$25,222,027

Net income	—	—	—	—	—	—	—	305,883	305,883

Non-cash compensation through the issuance of employee stock options	—	—	—	—	5,322	—	—	—	5,322

Balance at June 30, 2022	—	$—	1,011,381,988	$1,011,385	$164,582,549	100,000	$(306,841)	$(139,753,861)	$25,533,232

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2021	—	—	1,009,276,752	$1,009,279	$164,407,480	100,000	$(306,841)	$(148,957,989)	$16,151,929

Net income	—	—	—	—	—	—	—	2,389,118	2,389,118

Non-cash compensation through the issuance of employee stock options	—	—	—	—	2,811	—	—	—	2,811

Shares issued in payment of salaries	—	$—	2,105,236	$2,106	$155,394	—	$—	$—	157,500

Balance at June 30, 2021	—	$—	1,011,381,988	$1,011,385	$164,565,685	100,000	$(306,841)	$(146,568,871)	$18,701,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$305,883	$2,389,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296,294	312,702
Amortization of operating leases - right-of-use assets	51,013	57,530
Change in fair value of derivative financial instruments - warrants	500,143	(614,461)
Non-cash compensation accrued	143,870	218,808
Non-cash compensation through the issuance of employee stock options	5,322	2,811
Non-cash rent expense and lease accretion	602	567
Change in operating assets and liabilities:
Accounts receivable	(907,196)	118,641
Inventory	(875,993)	(1,690,615)
Prepaid expenses and other current assets	(180,974)	251,896
Accounts payable, accrued expenses and other current liabilities	156,098	731,566
Deferred revenue	(3,337)	(3,333)
Lease obligations - operating leases	(49,241)	(59,771)
Net cash (used in) provided by operating activities	(557,516)	1,715,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(94,597)	(4,950)
Net cash used in investing activities	(94,597)	(4,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	12,000,000	—
Other loan payments	(103,536)	(152,549)
Net cash provided by (used in) financing activities	11,896,464	(152,549)

Net change in cash and restricted cash	11,244,351	1,557,960

Cash and restricted cash, beginning of period	8,940,396	3,597,781

Cash and restricted cash, end of period	$20,184,747	$5,155,741

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$216,787	$14,043
Financing of equipment purchases and insurance renewal	$—	$244,124
Stock issued in payment of Directors fees, salaries and consulting expenses	$—	$157,500
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$—	$1,042,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Elite Pharmaceuticals, Inc. (the “Company” or “Elite”) was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. (“Elite Labs”) was incorporated on August 23, 1990 under the laws of the State of Delaware. On January 5, 2012, Elite Pharmaceuticals was reincorporated under the laws of the State of Nevada. Elite Labs engages primarily in researching, developing, licensing and manufacture of generic, oral dose pharmaceuticals. The Company is equipped to manufacture controlled-release products on a contract basis for third parties and itself, if and when the product candidates are approved. These products include drugs that cover therapeutic areas for allergy, bariatric, attention deficit and infection. Research and development activities are performed with an objective of developing product candidates that will secure marketing approvals from the United States Food and Drug Administration (“FDA”), and thereafter, commercially exploiting such products.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire year.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2022.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended June 30,
	2022	2021
NDA:
Licensing fees	$—	$—
Total NDA revenue	—	—
ANDA:
Manufacturing fees	$6,327,141	$5,750,036
Licensing fees	1,345,767	1,306,753
Total ANDA revenue	7,672,908	7,056,789
Total revenue	$7,672,908	$7,056,789

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Cash

As of June 30, 2022, and March 31, 2022, the Company had $405,163 and $405,039, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

Inventory

Inventory is recorded at the lower of cost or net realizable value on specific identification by lot number basis.

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

As of June 30, 2022, the Company did not identify any indicators of impairment.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of June 30, 2022, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2016 and forward, and State, 2013 and forward. The Company did not record unrecognized tax positions for the three months ended June 30, 2022 and June 30, 2021.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended June 30,
	2022	2021
Numerator
Net income - basic	$305,883	$2,389,118
Effect of dilutive instrument on net income	—	(614,461)
Net income - diluted	$305,883	$1,774,657

Denominator
Weighted average shares of Common Stock outstanding - basic	1,011,381,988	1,009,199,886

Dilutive effect of stock options and convertible securities	—	—

Weighted average shares of Common Stock outstanding - diluted	1,011,381,988	1,009,199,886

Net income per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2022	$936,837			$936,837
Change in fair value of derivative instruments	500,143			500,143
Balance as of June 30, 2022	$1,436,980	$—	$—	$1,436,980

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

NOTE 2. INVENTORY

Inventory consisted of the following:

	June 30, 2022	March 31, 2022
Finished goods	$397,061	$159,808
Work-in-progress	23,737	1,203,204
Raw materials	7,196,365	5,378,158
	$7,617,163	$6,741,170

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2022	March 31, 2022
Land, building and improvements	$5,456,524	$5,456,524
Laboratory, manufacturing, warehouse and transportation equipment	13,112,328	13,017,731
Office equipment and software	373,601	373,601
Furniture and fixtures	453,701	453,701
	19,396,154	19,301,557
Less: Accumulated depreciation	(13,641,313)	(13,348,565)
	$5,754,841	$5,952,992

Depreciation expense was $292,748 and $309,157 for the three months ended June 30, 2022 and June 30, 2021, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	June 30, 2022
	Estimated	Gross
	Useful	Carrying			Accumulated	Net Book
	Life	Amount	Additions	Reductions	Amortization	Value
Patent application costs	*	$465,684	$—	$—	$—	$465,684
ANDA acquisition costs	Indefinite	6,168,351	—	—	—	6,168,351
		$6,634,035	$—	$—	$—	$6,634,035

	March 31, 2022
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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. ACCRUED EXPENSES

As of June 30, 2022 and March 31, 2022, the Company’s accrued expenses consisted of the following:

	June 30, 2022	March 31, 2022
Salaries and fees payable in common stock	3,750,000	3,625,000
Income tax	414,985	414,989
Consultant contract fees	153,333	153,333
Audit fees	140,000	140,000
Director dues	112,500	90,000
EWB loan interest	61,300	—
Employee bonuses	56,250	143,000
Other accrued expenses	121,467	126,820
Total accrued expenses	$4,809,835	$4,693,142

NOTE 6. NJEDA BONDS

In August, 2005, the Company issued NJEDA tax exempt Bonds with Series A Notes outstanding. The Company is required to maintain a debt service reserve. The debt service reserve is classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets. The NJEDA Bonds require the Company to make an annual principal payment on September 1st based on the amount specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal. The annual interest rate on the Series A Note is 6.5%. The NJEDA Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced bonds.

The following tables summarize the Company’s bonds payable liability:

	June 30, 2022	March 31, 2022
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,360,000	$1,360,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(115,000)	(115,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,245,000	$1,245,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(238,670)	(235,124)
Bond offering costs, net	$115,784	$119,330

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$115,000	$115,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$100,822	$100,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	1,245,000	$1,245,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(101,606)	(105,152)
Long term portion of bonds payable, net of bond offering costs	$1,143,394	$1,139,848

Amortization expense was $3,546 and $3,545 for the three months ended June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022 and March 31, 2022, interest payable was $29,467 and $7,367, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7. LOANS PAYABLE

On April 2, 2022, the Company and Elite Labs entered into a Loan and Security Agreement (the “EWB Loan Agreement”) with East West Bank (“EWB”). Pursuant to the EWB Loan Agreement, the Company and Elite Labs received one term loan for a principal amount of $12,000,000 (the “EWB Term Loan”) and a revolving line of credit up to $2,000,000 (the “EWB Revolver,” together with the “EWB Term Loan,” the EWB Loans” ), each of which shall be used for working capital. The EWB Term Loan bears interest at a rate of 6.48% (1.73% plus the prime rate (“Prime”)) and is repayable over five years, maturing on May 1, 2027. The EWB Revolver bears interest at a rate of [5.65% (0.87% plus Prime)] and matures on May 1, 2027. The total transaction costs associated with the EWB Loans incurred as of June 30, 2022, were $40,120, which are being amortized on a monthly basis over five years, beginning in April 2022. The EWB Loans are secured by a security interest in the personal property of the Company and Elite Labs. The EWB Loan Agreement contains customary representations, warranties and covenants. These covenants include, but are not limited to, maintaining maximum leverage ratios of 3.50 to 1.00, minimum liquidity of $5,000,000, minimum cash of $1,000,000, a fixed charge coverage ratio of 1.25 to 1.00 and restrictions on mergers or sales of assets and debt borrowings. As of June 30, 2022, the Company is in compliance with each financial covenant and the Company has not used any of the Revolving line of credit.

Loans payable consisted of the following:

	June 30, 2022	March 31, 2022
Equipment and insurance financing loans payable, between 3.30% and 12.02% interest and maturing between October 2022 and April 2027	$12,397,347	$502,052
Less: Current portion of loans payable	(334,134)	(253,006)
Long-term portion of loans payable	$12,063,213	$249,046

The interest expense associated with the loans payable was $177,579 and $6,109 for the three months ended June 30, 2022 and June 30, 2021, respectively.

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $42,222 as of June 30, 2022, were comprised of a current component of $13,333 and a long-term component of $28,889. Deferred revenues in the aggregate amount of $45,559 as of March 31, 2022, were comprised of a current component of $13,333 and a long-term component of $32,226. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI Pharma (“TAGI”) licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance sheet date and the long-term component is equal to the amount of revenue to be earned thereafter.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases – 135 Ludlow Ave.

The Company entered into an operating lease for a portion of a one-story warehouse, located at 135 Ludlow Avenue, Northvale, New Jersey (the “135 Ludlow Ave. lease”) which began in 2010. On June 30, 2021, the Company exercised a renewal option, with such option including a term that begins on January 1, 2022 and expires on December 31, 2026.

The 135 Ludlow Ave. modified lease property required significant leasehold improvements and qualifications, as a prerequisite, for its intended future use. Manufacturing, packaging, warehousing and regulatory activities are currently conducted at this location. Additional renovations and construction to further expand the Company’s manufacturing resources are in progress.

In October 2020, the Company entered into an operating lease for office space in Pompano Beach, Florida (the “Pompano Office Lease”). The Pompano Office Lease is for approximately 1,275 square feet of office space, with Elite taking occupancy on November 1, 2020. The Pompano Office has a term of three years, ending on October 31, 2023.

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

Rent expense is recorded on the straight-line basis. Rent expense under the leases for the three months ended June 30, 2022 and June 30, 2021 was $64,578 and $62,877, respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the 135 Ludlow Ave. modified lease and the Pompano Office Lease:

Years ending March 31,	Amount
2023 (excluding the three months ended June 30, 2022)	195,216
2024	254,050
2025	243,612
2026	248,484
Thereafter	189,144
Total future minimum lease payments	1,130,506
Less: interest	(140,901)
Present value of lease payments	$989,605

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations . The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of June 30, 2022, and March 31, 2022, the Company had a liability of $40,551 and $38,780, respectively, recorded as other long-term liabilities.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS – WARRANTS

The Company evaluates and accounts for its freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities.

The Company issued warrants, with a term of ten years, to affiliates in connection with an exchange agreement dated April 28, 2017, as further described in this note below.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of warrant activity is as follows:

	June 30, 2022		March 31, 2022
	Warrant Shares	Weighted Average Exercise Price	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	79,008,661	$0.1521	79,008,661	$0.1521

Warrants granted pursuant to the issuance of Series J convertible preferred shares	—	—	—	—

Warrants exercised, forfeited and/or expired, net	—	—	—	—

Balance at end of period	79,008,661	$0.1521	79,008,661	$0.1521

On April 28, 2017, the Company entered into an Exchange Agreement with Nasrat Hakim (“Hakim”), the Chairman of the Board, President, and Chief Executive Officer of the Company, pursuant to which the Company issued to Hakim 24.0344 shares of its Series J Preferred and warrants to purchase an aggregate of 79,008,661 shares of its Common Stock (the “Series J Warrants” and, along with the Series J Preferred issued to Hakim, the “Securities”) in exchange for 158,017,321 shares of Common Stock owned by Hakim. The fair value of the Series J Warrants was determined to be $6,474,674 upon issuance at April 28, 2017.

The Series J Warrants are exercisable for a period of 10 years from the date of issuance, commencing April 28, 2020. The initial exercise price is $0.1521 per share and the Series J Warrants can be exercised for cash or on a cashless basis. The exercise price is subject to adjustment for any issuances or deemed issuances of Common Stock or Common Stock equivalents at an effective price below the then exercise price. Such exercise price adjustment feature prohibits the Company from being able to conclude the warrants are indexed to its own stock and thus such warrants are classified as liabilities and measured initially and subsequently at fair value. The Series J Warrants also provide for other standard adjustments upon the occurrence of certain customary events.

The fair value of the Series J Warrants was calculated using a Black-Scholes model. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	June 30, 2022	March 31, 2022
Fair value of the Company’s Common Stock	$0.0500	$0.0350
Volatility	72.42%	76.55%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	4.8	5.1
Risk free rate	3.04%	2.40%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the three months ended June 30, 2022 were as follows:

Balance at March 31, 2022	$936,837
Change in fair value of derivative financial instruments - warrants	500,143
Balance at June 30, 2022	$1,436,980

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

The Company did not issue any shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the three months ended June 30, 2022. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement.

As of June 30, 2022, the Company has issued an aggregate of 5,975,857 shares of Common Stock for net proceeds of $469,105 to Lincoln Park as initial commitment shares.

NOTE 12. STOCK-BASED COMPENSATION

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

As of June 30, 2022, the Company accrued director’s fees totaling $112,500, which will be paid via cash payments totaling $37,500 and the issuance of 1,744,608 shares of Common Stock. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

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

During the three months ended June 30, 2022, the Company accrued salaries totaling $193,750 owed to the Company’s President and Chief Executive Officer and certain other employees which will be paid via the issuance of 2,274,102 shares of Common Stock.

As of June 30, 2022, the Company owed its President and Chief Executive Officer and certain other employees’ salaries totaling $3,750,000 which will be paid via the issuance of 53,107,446 shares of Common Stock.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options

Under its 2014 Stock Option Plan and prior options plans, the Company may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant. A summary of the activity of Company’s 2014 Stock Option Plan for the three months ended June 30, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2022	5,650,000	$0.14	2.8	$—
Granted	1,100,000	$0.04	10.0	$13,970
Outstanding at June 30, 2022	6,750,000	$0.14	2.8	$—
Exercisable at June 30, 2022	4,530,001	$0.16	2.3	$—

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of June 30, 2022 and March 31, 2022 of $0.09 and $0.10, respectively.

As of June 30, 2022, there was $44,330 in unrecognized stock based compensation expense that will be recognized over 2.8 years.

NOTE 13. CONCENTRATIONS AND CREDIT RISK

Revenues

One customer accounted for approximately 85% of the Company’s revenues for the three months ended June 30, 2022.

One customer accounted for approximately 83% of the Company’s revenues for the three months ended June 30, 2021.

Accounts Receivable

Two customers accounted for approximately 90% of the Company’s accounts receivable as of June 30, 2022. These two customers accounted for approximately 80% and 10% of accounts receivable each, respectively.

Two customers accounted for approximately 91% the Company’s accounts receivable as of March 31, 2022. These two customers accounted for approximately 78% and 13% of accounts receivable each, respectively.

Purchasing

Two suppliers accounted for approximately 66% of the Company’s purchases of raw materials for the three months ended June 30, 2022. These two suppliers accounted for approximately 56% and 10% of purchases each, respectively.

Two suppliers accounted for approximately 52% of the Company’s purchases of raw materials for the three months ended June 30, 2021. These two suppliers accounted for approximately 38% and 14% of purchases each, respectively.

NOTE 14. SEGMENT RESULTS

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended June 30,
	2022	2021
Operating Income by Segment
ANDA	$2,252,145	$2,351,334
NDA	—	$—
	$2,252,145	$2,351,334

The table below reconciles the Company’s operating income by segment to income from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended June 30,
	2022	2021
Operating income by segment	$2,252,145	$2,351,334
Corporate unallocated costs	(716,872)	(851,856)
Interest income	129	42
Interest expense and amortization of debt issuance costs	(216,787)	(45,893)
Depreciation and amortization expense	(296,294)	(312,702)
Significant non-cash items	(216,295)	(221,618)
Change in fair value of derivative instruments	(500,143)	614,461
Income from operations before income taxes	$305,883	$1,533,768

NOTE 15. RELATED PARTY AGREEMENTS WITH MIKAH PHARMA, LLC

On December 3, 2018, the Company executed a development agreement with Mikah Pharma, LLC (“Mikah”), pursuant to which Mikah and the Company will collaborate to develop and commercialize generic products including formulation development, analytical method development, bioequivalence studies and manufacture of development batches of generic products. Mikah was founded in 2009 by Hakim, a related party and the Company’s President, Chief Executive Officer and Chairman of the Board. As of March 31, 2021, the Company has incurred costs which are $238,451 in excess of advanced payments received to date from Mikah. This balance due from Mikah was offset, in full, against accrued interest due and owing to Mikah pursuant to the Secured Promissory Note, dated May 15, 2017, issued by the Company to Mikah.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16. INCOME TAXES

The Company’s effective tax rate and income tax expense for the three months ended June 30, 2022 was $0. The Company has evaluated its deferred tax assets, specifically its net operating loss carryovers, for realizability and has provided a valuation allowance on the majority of its deferred tax assets. The valuation allowance is the reason that the effective tax rate and income tax expense are different than the statutory rate of 21%.

NOTE 17. COVID-19 UPDATE

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

Manufacturing and Supply Chain

During the three months ended June 30, 2022, and as of the date of this Quarterly Report on Form 10-Q, the Company has not experienced material, detrimental issues related to COVID-19 in its manufacturing, supply chain, quality assurance and regulatory compliance activities, and has been able to operate without interruption. The Company has taken, and plans to continue to take, commercially practical measures to keep its facilities open. The Company’s supply chains remain intact and operational, and the Company is in regular communications with its suppliers and third-party partners. A prolonging of the current situation relating to COVID-19 may result in an increased risk of interruption in the Company supply chain in the future, with no assurances given as the materiality of such future interruption on the Company’s business, financial condition, results of operations and cash flows.

NOTE 18. SUBSEQUENT EVENTS

On April 8, 2022, the Company entered into an Agreement for Sale and Purchase of Real Estate to purchase the building located at 135-137 Ludlow Avenue in Northvale, NJ. The Company had leased the entire 35,000 square feet of floor space since 2014. This property is occupied by the Company’s Quality Assurance department, commercial manufacturing, packaging, and warehouse. The closing of the Agreement for Sale and Purchase of Real Estate occurred on July 1, 2022.

On July 1, 2022, the EWB provided a mortgage loan in the amount of $2.55 million for the purchase of the above property. The mortgage loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at WSJP plus 0.5% with floor rate of 4.5%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three months ended June 30, 2022 and June 30, 2021 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2022. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The Company received approval on June 27, 2022 from the FDA of an ANDA for a generic version of Sabril® (Vigabatrin USP) 500 mg powder for solution packet. Vigabatrin is an antiepileptic drug indicated for refractory complex partial seizures and used as an adjunctive therapy in patients who have inadequately responded to several alternative treatments. We are evaluating potential commercial opportunities.

The Company received approval on April 4, 2022 from the FDA of an ANDA for a generic version of Doxycycline (doxycycline hyclate) 100mg tablets. Doxycycline hyclate is an antibiotic that is used to treat a wide variety of bacterial infections. This product was co-developed and co-owned by Elite and Praxgen Pharmaceuticals LLC, formerly SunGen Pharma LLC. We are evaluating potential commercial opportunities.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP, and our discussion and analysis of the Company’s financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

There were no significant changes during the three months ended June 30, 2022 to the items that we disclosed as our significant accounting policies and estimates described in “Note 1, Summary of Significant Accounting Policies” to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Results of Operations

The following set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Three months ended June 30, 2022 compared to June 30, 2021

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Manufacturing fees	$6,327,141	$5,750,036	$577,105	10%
Licensing fees	1,345,767	1,306,753	39,014	3%
Total revenue	7,672,908	7,056,789	616,119	9%
Cost of manufacturing	3,675,061	3,503,262	171,799	5%
Gross profit	$3,997,847	$3,553,527	$444,320	13%

Gross profit - percentage	52%	50%

Total revenues for the three-month period ended June 30, 2022 increased by $0.6 million or 9%, to $7.7 million, as compared to $7.1 million, for the corresponding period of the prior year, primarily due to the increased sales of Amphetamine IR Tablets and Amphetamine ER Capsules during the three month period ended June 30, 2022 as compared to the comparable period of the prior fiscal year.

Manufacturing fees increased by $0.6 million, or 10%, primarily due to increased sales of Amphetamine IR Tablets and Amphetamine ER Capsules during the three month period ended June 30, 2022 as compared to the comparable period of the prior fiscal year.

Licensing fees increased by less than $0.1 million, or 3%. This increase is primarily due to licensing fees earned from the sale of Amphetamine ER Capsules and Amphetamine IR Tablets during the three months ended June 30, 2022 as compared to the comparable period of the prior fiscal year.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $0.2 million or 5%, to $3.7 million as compared to $3.5 million for the corresponding period in the prior fiscal year. This increase was due in large part to an increase in manufacturing revenues, and also due to an improved margin on products sold during the three months ended June 30, 2022, as compared to the comparable period of the prior fiscal year.

Our gross profit margin was 52% during the three months ended June 30, 2022 as compared to 50% during the comparable period of the prior fiscal year.

Operating expenses:

	For the Three Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Operating expenses:
Research and development	$955,443	$1,202,192	$(246,749)	(21)%
General and administrative	1,718,104	1,070,664	647,440	60%
Non-cash compensation	5,322	2,811	2,511	89%
Depreciation and amortization	296,294	312,702	(16,408)	(5)%
Total operating expenses	$2,975,163	$2,588,369	$386,794	15%

Operating expenses consist of research and development costs, general and administrative costs, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three months ended June 30, 2022 increased by $0.4 million, or 15%, to $3.0 million as compared to $2.6 million for the corresponding period in the prior fiscal year.

Research and development costs for the three months ended June 30, 2022 were $1.0 million, a decrease of $0.2 million, or 21%, from approximately $1.2 million of such costs for the comparable period of the prior year. The decrease was a result of the timing and nature of product development activities during the three month period ended June 30, 2022 as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the three months ended June 30, 2022 were $1.7 million, an increase of $0.6 million, or 60% from $1.1 million of such costs for the comparable period of the prior year due to increased spending in professional expense.

Non-cash compensation expense for the three months ended June 30, 2022 and June 30, 2021 was less than $0.1 million.

Depreciation and amortization expenses for the three months ended June 30, 2022 were $0.3 million, which was virtually unchanged from $0.3 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations for the three months ended June 30, 2022 was $1.0 million, compared to income from operations of $1.0 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Three Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Other income (expense):
Change in fair value of derivative instruments	$(500,143)	$614,461	$(1,114,604)	(181)%
Interest expense and amortization of debt issuance costs	(216,787)	(45,893)	(170,894)	372%
Interest income	129	42	87	207%
Other income (expense), net	$(716,801)	$568,610	$(1,285,411)	(226)%

Other income (expense) for the three months ended June 30, 2022 was $0.7 million, a decrease of $1.3 million from the other income, net of $0.6 million for the comparable period of the prior fiscal year. The decrease in other income (expense) was due to expense relating to changes in the fair value of our outstanding derivative warrants during the three months ended June 30, 2022. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock. Please see Note 11 to the Unaudited Condensed Consolidated Financial Statements above. The increase in interest expense was primarily attributable to the increased interest payments related to the loan the Company obtained from East West Bank.

As a result of the foregoing, our net income before the net benefit from sale of net operating loss credits for the three months ended June 30, 2022 was $0.3 million, compared to net income $1.5 million for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	June 30, 2022	March 31, 2022	Change
Current assets	$31,869,779	$18,861,389	$13,008,390
Current liabilities	$7,079,757	$6,694,241	$385,516
Working capital	$24,790,022	$12,167,148	$12,622,874

Our working capital (total current assets less total current liabilities) increased by $12.6 million from $12.2 million as of March 31, 2022 to $24.8 million as of June 30, 2022, with such increase being primarily related to the cash proceeds of $12.0 million from the new loan during the three months ended June 30, 2022.

Summary of Cash Flows:

	For the Three Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(557,516)	$1,715,459
Net cash used in investing activities	$(94,597)	$(4,950)
Net cash provided by (used in) financing activities	$11,896,464	$(152,549)

Net cash used in operating activities for the three months ended June 30, 2022 was $(0.6) million, which included net income of $0.3 million and increases in non-cash expenses totaling $1.0 million, offset by net changes in assets and liabilities totaling $1.9 million.

Net cash used in investing activities for the three months ended June 30, 2022 was comprised of purchases of property and equipment of less than $0.1 million.

Net cash provided by financing activities was $11.9 million for the three months ended June 30, 2022 which proceeds from loan issuances totaling $12.0 million, offset by loan payments totaling $0.1 million.

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

During the three months ended June 30, 2022 and June 30, 2021, respectively, there were no shares sold to Lincoln Park pursuant to the 2020 LPC Purchase Agreement. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Purchase Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2022 at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Litigation

We may be subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 2, 2022, the Company and Elite Labs entered into a Loan and Security Agreement (the “EWB Loan Agreement”) with East West Bank (“EWB”). Pursuant to the EWB Loan Agreement, the Company and Elite Labs received one term loan for a principal amount of $12,000,000 (the “EWB Term Loan”) and a revolving line of credit up to $2,000,000 (the “EWB Revolver,” together with the “EWB Term Loan,” the EWB Loans” ), each of which shall be used for working capital. The EWB Term Loan bears interest at a rate of 6.48% (1.73% plus the prime rate (“Prime”)) and is repayable over five years, maturing on May 1, 2027. The EWB Revolver bears interest at a rate of (5.65% (0.87% plus Prime)) and matures on May 1, 2027. The total transaction costs associated with the EWB Loans incurred as of June 30, 2022, were $40,120, which are being amortized on a monthly basis over five years, beginning in April 2022. The EWB Loans are secured by a security interest in the personal property of the Company and Elite Labs. The EWB Loan Agreement contains customary representations, warranties and covenants. These covenants include, but are not limited to, maintaining maximum leverage ratios of 3.50 to 1.00, minimum liquidity of $5,000,000, minimum cash of $1,000,000, a fixed charge coverage ratio of 1.25 to 1.00 and restrictions on mergers or sales of assets and debt borrowings. As of June 30, 2022, the Company is in compliance with each financial covenant and the Company has not used any of the Revolving line of credit The foregoing description of the EWB Loan Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the EWB Loan Agreement, a copy of which is attached hereto as Exhibit 10.3 and is incorporated by reference herein.

On April 8, 2022, the Company entered into an Agreement for Sale and Purchase of Real Estate, by and between Clyde Wesp and Margaret Wesp as Trustees of the Wesp Family Joint Living Trust UTD November 19, 2015 and the Company, to purchase the building located at 135-137 Ludlow Avenue in Northvale, New Jersey for a purchase price of $5,100,000.00 (the “Real Estate Agreement”). The Company had leased the entire 35,000 square feet of floor space since 2014. This property is occupied by the Company’s Quality Assurance department, commercial manufacturing, packaging, and warehouse. The purchase was contingent upon the Company’s ability to obtain a sufficient commercial mortgage loan, and the purchase closed on July 1, 2022.

On July 1, 2022, the EWB provided a mortgage loan in the amount of $2.55 million for the purchase of the above property. The mortgage loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at WSJP plus 0.5% with floor rate of 4.5%.

The foregoing description of the Real Estate Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Real Estate Agreement, a copy of which is attached hereto as Exhibit 10.2 and is incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement, dated May 5, 2022, between Elite Pharmaceuticals, Inc. and Robert Chen, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on May 11, 2022.

10.2	Agreement for Sale and Purchase of Real Estate, dated April 8, 2022, by and between Clyde Wesp and Margaret Wesp as trustees of the Wesp Family Joint Living Trust UTD November 19, 2015 and the Company.*

10.3	Loan and Security Agreement, dated April 1, 2022, by and among East West Bank, Elite Pharmaceuticals, Inc. and Elite Laboratories, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

August 15, 2022	By:	/s/ Nasrat Hakim

Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 15, 2022	By:	/s/ Robert Chen

Robert Chen Chief Financial Officer (Principal Accounting and Financial Officer)

