Form 10-Q
period 2022-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2022-11-14
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 1,014,015,081 shares of Common Stock were issued, and 1,013,915,081 shares of Common Stock were outstanding as of November 14, 2022.

ii

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	September 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$18,555,034	$8,535,357
Accounts receivable	4,229,538	3,057,913
Inventory	7,468,286	6,741,170
Prepaid expenses and other current assets	219,851	526,949
Total current assets	30,472,709	18,861,389

Property and equipment, net of accumulated depreciation of $13,957,320 and $13,348,565, respectively	10,543,933	5,952,992

Intangible assets, net of accumulated amortization of $-0-, respectively	6,634,035	6,634,035

Operating lease - right-of-use asset	23,850	1,031,884

Deferred income tax asset	2,171,821	2,171,821

Other assets:
Restricted cash - debt service for NJEDA bonds	405,164	405,039
Security deposits	91,738	91,738
Total other assets	496,902	496,777
Total assets	$50,343,250	$35,148,898

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,723,592	$1,430,985
Accrued expenses	4,578,470	4,693,142
Deferred revenue, current portion	13,333	13,333
Bonds payable, current portion, net of bond issuance costs	110,822	100,822
Loans payable, current portion	391,779	253,006
Lease obligation - operating lease, current portion	25,065	202,953
Total current liabilities	6,843,061	6,694,241

Long-term liabilities:
Deferred revenue, net of current portion	25,556	32,226
Bonds payable, net of current portion and bond issuance costs	1,021,940	1,139,848
Loans payable, net of current portion and loan costs	14,510,462	249,046
Lease obligation - operating lease, net of current portion	2,163	835,893
Derivative financial instruments – warrants	748,661	936,837
Other long-term liabilities	—	38,780
Total long-term liabilities	16,308,782	3,232,630
Total liabilities	23,151,843	9,926,871
Shareholders’ equity:
Series J convertible preferred stock; par value of $0.01; 50 shares authorized; 0 issued and outstanding as of September 30, 2022 and March 31, 2022	—	—
Common stock; par value $0.001; 1,445,000,000 shares authorized; 1,014,015,081 shares issued as of September 30, 2022 and March 31, 2022; 1,013,915,081 shares outstanding as of September 30, 2022 and March 31, 2022.	1,014,019	1,011,385
Additional paid-in capital	164,722,951	164,577,227
Treasury stock; 100,000 shares as of September 30, 2022 and March 31, 2022; at cost	(306,841)	(306,841)
Accumulated deficit	(138,238,722)	(140,059,744)
Total shareholders’ equity	27,191,407	25,222,027
Total liabilities and shareholders’ equity	$50,343,250	$35,148,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Manufacturing fees	$7,187,363	$7,221,711	$13,514,504	$12,971,747
Licensing fees	1,398,400	1,336,730	2,744,167	2,643,483
Total revenue	8,585,763	8,558,441	16,258,671	15,615,230
Cost of manufacturing	4,761,329	4,790,292	8,436,390	8,253,369
Gross profit	3,824,434	3,768,149	7,822,281	7,361,861

Operating expenses:
Research and development	1,227,269	1,116,488	2,182,712	2,356,275
General and administrative	1,190,523	925,872	2,908,627	1,999,127
Non-cash compensation through issuance of stock options	5,973	4,176	11,295	6,987
Depreciation and amortization	319,552	299,036	615,846	611,738
Total operating expenses	2,743,317	2,345,572	5,718,480	4,974,127

Income from operations	1,081,117	1,422,577	2,103,801	2,387,734

Other income (expense):
Change in fair value of derivative instruments	688,319	419,433	188,176	1,033,894
Interest expense and amortization of debt issuance costs	(242,753)	(43,083)	(459,540)	(88,976)
Interest income	43	21	172	64
Other (expense) income, net	445,609	376,371	(271,192)	944,982

Income from operations before income taxes	1,526,726	1,798,948	1,832,609	3,332,716

Income tax expense	(11,587)	(4,000)	(11,587)	(4,000)

Net benefit for sale of state net operating losses and credits	—	2,029	—	857,379

Net income attributable to common shareholders	$1,515,139	$1,796,977	$1,821,022	$4,186,095

Basic net income per share attributable to common shareholders	$0.00	$0.00	$0.00	$0.00

Diluted net income per share attributable to common shareholders	$0.00	$0.00	$0.00	$0.00

Basic weighted average Common Stock outstanding	1,012,228,256	1,011,281,988	1,011,762,632	1,010,059,593

Diluted weighted average Common Stock outstanding	1,012,228,256	1,011,281,988	1,011,762,632	1,010,059,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2022	—	$—	1,011,381,988	$1,011,385	$164,577,227	100,000	$(306,841)	$(140,059,744)	$25,222,027

Net income	—	—	—	—	—	—	—	305,883	305,883

Non-cash compensation through the issuance of employee stock options	—	—	—	—	5,322	—	—	—	5,322

Balance at June 30, 2022	—	$—	1,011,381,988	$1,011,385	$164,582,549	100,000	$(306,841)	$(139,753,861)	$25,533,232

Net Income	—	—	—	—	—	—	—	1,515,139	1,515,139

Non-cash compensation through the issuance of employee stock options	—	—	—	—	5,974	—	—	—	5,974

Share issued in payment of director salaries	—	—	1,378,608	1,379	58,621	—	—	—	60,000

Shares issued in payment of consultants	—	—	1,254,485	1,255	75,807	—	—	—	77,062

Balance at September 30, 2022	—	$—	1,014,015,081	$1,014,019	$164,722,951	100,000	$(306,841)	$(138,238,722)	$27,191,407

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2021	—	$—	1,009,276,752	$1,009,279	$164,407,480	100,000	$(306,841)	$(148,957,989)	$16,151,929

Net income	—	—	—	—	—	—	—	2,389,118	2,389,118

Non-cash compensation through the issuance of employee stock options	—	—	—	—	2,811	—	—	—	2,811

Shares issued in payment of salaries	—	—	2,105,236	2,106	155,394	—	$—	$—	157,500

Balance at June 30, 2021	—	$—	1,011,381,988	$1,011,385	$164,565,685	100,000	$(306,841)	$(146,568,871)	$18,701,358

Net income	—	—	—	—	—	—	—	1,796,977	1,796,977

Non-cash compensation through the issuance of employee stock options	—	—	—	—	4,176	—	—	—	4,176

Balance at September 30, 2021	—	$—	1,011,381,988	$1,011,385	$164,569,861	100,000	$(306,841)	$(144,771,894)	$20,502,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,821,022	$4,186,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	615,846	611,738
Amortization of operating leases - right-of-use assets	56,272	115,960
Change in fair value of derivative financial instruments - warrants	(188,176)	(1,033,894)
Non-cash compensation accrued	288,415	428,999
Non-cash compensation through the issuance of employee stock options	11,296	6,987
Non-cash rent expense and lease accretion	602	1,143
Change in operating assets and liabilities:
Accounts receivable	(1,171,625)	(1,175,982)
Inventory	(727,116)	(1,532,756)
Prepaid expenses and other current assets	307,098	290,338
Accounts payable, accrued expenses and other current liabilities	(13,962)	97,724
Deferred revenue	(6,670)	(6,666)
Lease obligations - operating leases	(55,104)	(120,442)
Net cash provided by operating activities	937,898	1,869,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,199,696)	(152,311)
Net cash used in investing activities	(5,199,696)	(152,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bond principal	(115,000)	(110,000)
Proceeds from loans payable	14,550,000	—
Other loan payments	(153,400)	(309,025)
Net cash provided by (used in) financing activities	14,281,600	(419,025)

Net change in cash and restricted cash	10,019,802	1,297,908

Cash and restricted cash, beginning of period	8,940,396	3,597,781

Cash and restricted cash, end of period	$18,960,198	$4,895,689

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$459,540	$88,976
Financing of equipment purchases and insurance renewal	$—	$244,124
Stock issued in payment of Directors fees, salaries and consulting expenses	$137,067	$157,500
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$—	$1,042,800

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire year.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2022.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
NDA:
Licensing fees	$—	$—	$—	$—
Total NDA revenue	—	—	—	—
ANDA:
Manufacturing fees	$7,187,363	$7,221,711	$13,514,504	$12,971,747
Licensing fees	1,398,400	1,336,730	2,744,167	2,643,483
Total ANDA revenue	8,585,763	8,558,441	16,258,671	15,615,230
Total revenue	$8,585,763	$8,558,441	$16,258,671	$15,615,230

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

Restricted Cash

As of September 30, 2022, and March 31, 2022, the Company had $405,164 and $405,039, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

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

As of September 30, 2022, the Company did not identify any indicators of impairment.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of September 30, 2022, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2016 and forward, and State, 2013 and forward. The Company did not record unrecognized tax positions for the six months ended September 30, 2022.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net income - basic	$1,515,139	$1,796,977	$1,821,022	$4,186,095
Effect of dilutive instrument on net income	688,319	(418,433)	188,176	(1,033,894)
Net income - diluted	$2,203,458	$1,378,544	$2,009,198	$3,152,201

Denominator
Weighted average shares of Common Stock outstanding - basic	1,012,228,256	1,011,281,988	1,011,762,632	1,010,059,593

Dilutive effect of stock options and convertible securities	—	—	—	—

Weighted average shares of Common Stock outstanding - diluted	1,012,228,256	1,011,281,988	1,011,762,632	1,010,059,593

Net income per share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at Fair	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3
Balance as of March 31, 2022	$936,837	$—	$—	$936,837
Change in fair value of derivative instruments	(188,176)	—	—	(188,176)
Balance as of September 30, 2022	$748,661	$—	$—	$748,661

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

NOTE 2. INVENTORY

Inventory consisted of the following:

	September 30, 2022	March 31, 2022
Finished goods	$425,072	$159,808
Work-in-progress	95,707	1,203,204
Raw materials	6,947,507	5,378,158
Inventory, net	$7,468,286	$6,741,170

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2022	March 31, 2022
Land, building and improvements	$10,556,524	$5,456,524
Laboratory, manufacturing, warehouse and transportation equipment	13,117,427	13,017,731
Office equipment and software	373,601	373,601
Furniture and fixtures	453,701	453,701
Property and equipment, gross	24,501,253	19,301,557
Less: Accumulated depreciation	(13,957,320)	(13,348,565)
Property and equipment, net	$10,543,933	$5,952,992

Depreciation expense was $316,007 and $295,491 for the three months ended September 30, 2022 and 2021, respectively. and $608,755 and $604,648 for the six months ended September 30, 2022 and 2021, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	September 30, 2022
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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. ACCRUED EXPENSES

As of September 30, 2022 and March 31, 2022, the Company’s accrued expenses consisted of the following:

	September 30, 2022	March 31, 2022
Salaries and fees payable in common stock	3,875,000	3,625,000
Income tax	50,000	414,989
Consultant contract fees	153,333	153,333
Audit fees	144,000	140,000
Director dues	45,000	90,000
EWB loan interest	85,143	—
Employee bonuses	131,250	143,000
Other accrued expenses	94,744	126,820
Total accrued expenses	$4,578,470	$4,693,142

NOTE 6. NJEDA BONDS

In August 2005, the Company issued NJEDA tax exempt Bonds with Series A Notes outstanding. The Company is required to maintain a debt service reserve. The debt service reserve is classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets. The NJEDA Bonds require the Company to make an annual principal payment on September 1st based on the amount specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal. The annual interest rate on the Series A Note is 6.5%. The NJEDA Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced bonds.

The following tables summarize the Company’s bonds payable liability:

	September 30, 2022	March 31, 2022
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,245,000	$1,360,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(125,000)	(115,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,120,000	$1,245,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(242,209)	(235,124)
Bond offering costs, net	$112,245	$119,330

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$125,000	$115,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$110,822	$100,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	1,245,000	$1,245,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(223,060)	(105,152)
Long term portion of bonds payable, net of bond offering costs	$1,021,940	$1,139,848

Amortization expense was $3,539 and $3,545 for the three months ended September 30, 2022 and 2021, $7,085 and $7,090 for the six months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and March 31, 2022, interest payable was $6,744 and $7,367, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
2023	$115,000
2024	125,000
2025	130,000
2026	140,000
Thereafter	735,000
$1,245,000

NOTE 7. LOANS PAYABLE

On April 2, 2022, the Company and Elite Labs entered into a Loan and Security Agreement (the “EWB Loan Agreement”) with East West Bank (“EWB”). Pursuant to the EWB Loan Agreement, the Company and Elite Labs received one term loan for a principal amount of $12,000,000 (the “EWB Term Loan”) and a revolving line of credit up to $2,000,000 (the “EWB Revolver,” together with the “EWB Term Loan,” the EWB Loans”), each of which shall be used for working capital. The EWB Term Loan bears interest at a rate of 7.98% (1.73% plus the prime rate (“Prime”)) and is repayable over five years, maturing on May 1, 2027. The EWB Revolver bears interest at a rate of (7.12% (0.87% plus Prime)) and matures on May 1, 2027. The total transaction costs associated with the EWB Loans incurred as of September 30, 2022, were $40,120, which are being amortized on a monthly basis over five years, beginning in April 2022. The EWB Loans are secured by a security interest in the personal property of the Company and Elite Labs. The EWB Loan Agreement contains customary representations, warranties and covenants. These covenants include, but are not limited to, maintaining maximum leverage ratios of 3.50 to 1.00, minimum liquidity of $5,000,000, minimum cash of $1,000,000, a fixed charge coverage ratio of 1.25 to 1.00 and restrictions on mergers or sales of assets and debt borrowings. As of September 30, 2022, the Company is in compliance with each financial covenant and the Company has not used any of the Revolving line of credit.

On July 1, 2022, the EWB provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at WSJP plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of September 30, 2022, were $34,952, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of September 30, 2022, the Company was in compliance with each financial covenant.

Loans payable consisted of the following:

	September 30, 2022	March 31, 2022
Equipment and insurance financing and mortgage loans payable, between 3.30% and 12.02% interest and maturing between October 2022 and June 2032	$14,902,241	$502,052
Less: Current portion of loans payable	(391,779)	(253,006)
Long-term portion of loans payable	$14,510,462	$249,046

The interest expense associated with the loans payable was $83,686 and $17,001 for the three months ended September 30, 2022 and 2021, respectively, and $261,265 and $35,598 for the six months ended September 30, 2022 and 2021, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loan principal payments for the next five years are as follows:

Years ending March 31,	Amount
2023 (excluding the six months ended September 30, 2022)	$209,266
2024	327,317
2025	294,157
2026	227,306
2027	198,040
2028 and thereafter	13,646,155
Total remaining principal balance	$14,902,241

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $38,889 as of September 30, 2022, were comprised of a current component of $13,333 and a long-term component of $25,556. Deferred revenues in the aggregate amount of $45,559 as of March 31, 2022, were comprised of a current component of $13,333 and a long-term component of $32,226. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI Pharma (“TAGI”) licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance sheet date and the long-term component is equal to the amount of revenue to be earned thereafter.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into an operating lease for a portion of a one-story warehouse, located at 135 Ludlow Avenue, Northvale, New Jersey (the “Ludlow Ave. lease”) which began in 2010. On June 30, 2021, the Company exercised a renewal option, with such option including a term that begins on January 1, 2022 and expires on December 31, 2026. The Ludlow Ave. lease was terminated on July 1, 2022, when the Company purchased the underlying property.

In October 2020, the Company entered into an operating lease for office space in Pompano Beach, Florida (the “Pompano Office Lease”). The Pompano Office Lease is for approximately 1,275 square feet of office space, with Elite taking occupancy on November 1, 2020. The Pompano Office has a term of three years, ending on October 31, 2023.

On April 8, 2022, the Company entered into an Agreement for Sale and Purchase of Real Estate to purchase the building located at 135-137 Ludlow Avenue in Northvale, NJ. The Company had leased the entire 35,000 square feet of floor space since 2014. This property is occupied by the Company’s Quality Assurance department, commercial manufacturing, packaging, and warehouse. The closing of the Agreement for Sale and Purchase of Real Estate occurred on July 1, 2022 (refer to Note 7).

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Rent expense is recorded on the straight-line basis. Rent expense under the leases for the three months ended September 30, 2022 and 2021 was $6,330 and $62,877, respectively, and $70,908 and $125,754 for the six months ended September 30, 2022 and 2021, respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the Ludlow Ave. modified lease and the Pompano Office Lease:

Years ending March 31,	Amount
2023 (excluding the six months ended September 30, 2022)	$12,660
2024	14,770
2025	—
2026	—
Thereafter	—
Total future minimum lease payments	27,430
Less: interest	(202)
Present value of lease payments	$27,228

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations . The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of September 30, 2022, and March 31, 2022, the Company had a liability of $0 and $38,780, respectively, recorded as other long-term liabilities.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS – WARRANTS

The Company evaluates and accounts for its freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities.

The Company issued warrants, with a term of ten years, to affiliates in connection with an exchange agreement dated April 28, 2017, as further described in this note below. The warrant share balance is 79,008,661 as of September 30, 2022, and March 31, 2022 with a weighted average exercise price of $0.1521 as of September 30, 2022, and March 31, 2022.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the Series J Warrants was calculated using a Black-Scholes model. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	September 30, 2022	March 31, 2022
Fair value of the Company’s Common Stock	$0.0350	$0.0350
Volatility	71.19%	76.55%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	4.6	5.1
Risk free rate	3.97%	2.40%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the six months ended September 30, 2022 were as follows:

Balance at March 31, 2022	$936,837
Change in fair value of derivative financial instruments – warrants	(188,176)
Balance at September 30, 2022	$748,661

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

The Company did not issue any shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the six months ended September 30, 2022. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement.

As of September 30, 2022, the Company has issued an aggregate of 5,975,857 shares of Common Stock for net proceeds of $469,105 to Lincoln Park as initial commitment shares.

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

As of September 30, 2022, the Company accrued director’s fees totaling $45,000, which will be paid via cash payments totaling $15,000 and the issuance of 739,449 shares of Common Stock. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

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

During the six months ended September 30, 2022, the Company accrued salaries totaling $250,000 owed to the Company’s President and Chief Executive Officer and certain other employees which will be paid via the issuance of 6,109,277 shares of Common Stock.

As of September 30, 2022, the Company owed its President and Chief Executive Officer and certain other employees’ salaries totaling $3,875,000 which will be paid via the issuance of 56,300,056 shares of Common Stock.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options

Under its 2014 Stock Option Plan and prior options plans, the Company may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant. A summary of the activity of Company’s 2014 Stock Option Plan for the six months ended September 30, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2022	5,650,000	$0.14	2.8	$—
Granted	1,100,000	$0.04	9.6	$13,970
Outstanding at September 30, 2022	6,750,000	$0.14	2.5	$—
Exercisable at September 30, 2022	4,530,001	$0.16	2.1	$—

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of September 30, 2022 and March 31, 2022 of $0.10 and $0.10, respectively.

As of September 30, 2022, there was $38,357 in unrecognized stock based compensation expense that will be recognized over 2.5 years.

NOTE 13. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 96% of the Company’s revenues for the six months ended September 30, 2022. These two customers accounted for approximately 85% and 11% of revenues each, respectively.

Two customers accounted for approximately 95% of the Company’s revenues for the six months ended September 30, 2021. These two customers accounted for approximately 85% and 10% of revenues each, respectively. The same two customers accounted for 88% and 9% of revenues each, respectively, for the three months ended September 30, 2021.

Accounts Receivable

Two customers accounted for approximately 97% of the Company’s accounts receivable as of September 30, 2022. These two customers accounted for approximately 79% and 18% of accounts receivable each, respectively.

Two customers accounted for approximately 91% the Company’s accounts receivable as of March 31, 2022. These two customers accounted for approximately 78% and 13% of accounts receivable each, respectively.

Purchasing

One supplier accounted for approximately 62% of the Company’s purchases of raw materials for the six months ended September 30, 2022.

One supplier accounted for approximately 61% of the Company’s purchases of raw materials for the six months ended September 30, 2021.

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Operating Income by Segment
ANDA	$2,186,932	$2,651,661	$4,118,625	$5,005,586
NDA	—	$—	—	$—
Operating income by Segment	$2,186,932	$2,651,661	$4,118,625	$5,005,586

The table below reconciles the Company’s operating income by segment to income from operations before provision for income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Operating income by segment	$2,186,932	$2,651,661	$4,118,625	$5,005,586
Corporate unallocated costs	(587,700)	(715,680)	(1,086,925)	(1,570,128)
Interest income	43	21	172	64
Interest expense and amortization of debt issuance costs	(242,753)	(43,083)	(459,540)	(88,976)
Depreciation and amortization expense	(319,552)	(299,036)	(615,846)	(611,738)
Significant non-cash items	(198,563)	(214,368)	(312,053)	(435,986)
Change in fair value of derivative instruments	688,319	419,433	188,176	1,033,894
Income from operations before income taxes	$1,526,726	$1,798,948	$1,832,609	$3,332,716

NOTE 15. RELATED PARTY AGREEMENTS WITH MIKAH PHARMA, LLC

On December 3, 2018, the Company executed a development agreement with Mikah Pharma LLC (“Mikah”), pursuant to which Mikah and the Company will collaborate to develop and commercialize generic products including formulation development, analytical method development, bioequivalence studies and manufacture of development batches of generic products. Mikah was founded in 2009 by Hakim, a related party and the Company’s President, Chief Executive Officer and Chairman of the Board. As of March 31, 2021, the Company has incurred costs which are $238,451 in excess of advanced payments received to date from Mikah. This balance due from Mikah was offset, in full, against accrued interest due and owing to Mikah pursuant to the Secured Promissory Note, dated May 15, 2017, issued by the Company to Mikah..

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

NOTE 16. INCOME TAXES

The Company’s effective tax rate was 11.5% and income tax expense for the six months ended September 30, 2022 was $11,587. The Company’s effective tax rate was 10.75% and income tax expense was $4,000 for the six months ended September 30, 2021. The Company has evaluated its deferred tax assets, specifically its net operating loss carryovers, for realizability and has provided a valuation allowance on the majority of its deferred tax assets. The valuation allowance is the reason that the effective tax rate and income tax expense are different than the statutory rate of 21%.

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

Manufacturing and Supply Chain

During the six months ended September 30, 2022, and as of the date of this Quarterly Report on Form 10-Q, the Company has not experienced material, detrimental issues related to COVID-19 in its manufacturing, supply chain, quality assurance and regulatory compliance activities, and has been able to operate without interruption. The Company has taken, and plans to continue to take, commercially practical measures to keep its facilities open. The Company’s supply chains remain intact and operational, and the Company is in regular communications with its suppliers and third-party partners. A prolonging of the current situation relating to COVID-19 may result in an increased risk of interruption in the Company supply chain in the future, with no assurances given as the materiality of such future interruption on the Company’s business, financial condition, results of operations and cash flows.

NOTE 18. SUBSEQUENT EVENTS

On November 2, 2022, in a press release, the Company reported positive results from pivotal fed and fasted bioequivalence studies for an undisclosed extended-release generic drug product in a class of medications called dopamine agonists. The results indicate that the generic product is bioequivalent to the branded product.

The studies were single-dose crossover comparative bioavailability studies in healthy male and female volunteers in both the fed and fasting states. The results indicate that the generic product is bioequivalent to the branded product. The Company is compiling the data for this product to file an Abbreviated New Drug Application with the US Food and Drug Administration.

On November 10, 2022, in an 8-K, the Company reported the termination of the License, Supply, and Distribution Agreement with Lannett Company, Inc for Vigabatrin, 500 mg. effective as of November 9, 2022. All marketing rights will return at that time to Elite.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the six months ended September 30, 2022 and 2021 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2022. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We occupy manufacturing, warehouse, laboratory and office space at 165 Ludlow Avenue and 135 Ludlow Avenue in Northvale, NJ (the “Northvale Facility”). The Northvale Facility operates under Current Good Manufacturing Practice (“cGMP”) and is a United States Drug Enforcement Agency (“DEA”) registered facility for research, development and manufacturing. We are also party to an operating lease for office space in Pompano Beach, Florida (the “Pompano Office Lease”).

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

Recent Developments

Notice of Termination of License, Supply and Distribution Agreement

On September 14, 2022, the Company has provided written notice pursuant to Section 8.2 of the License, Supply and Distribution Agreement between the Company and Elite Laboratories, Inc. and Epic Pharma, Inc. dated November 21, 2020 (“the Epic Agreement”) that the Company and Elite Laboratories, Inc. are now providing notice of termination of the Epic Agreement, with such termination to be effective March 31, 2023.

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

There were no significant changes during the six months ended September 30, 2022 to the items that we disclosed as our significant accounting policies and estimates described in “Note 1, Summary of Significant Accounting Policies” to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Results of Operations

The following set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Three months ended September 30 2022 compared to September 30, 2021

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Manufacturing fees	$7,187,363	$7,221,711	$(34,348)	—%
Licensing fees	1,398,400	1,336,730	61,670	5%
Total revenue	8,585,763	8,558,441	27,322	—%
Cost of manufacturing	4,761,329	4,790,292	(28,963)	(1)%
Gross profit	$3,824,434	$3,768,149	$56,285	1%

Gross profit - percentage	45%	44%

Total revenues for the three-month period ended September 30, 2022 increased by $0.03 million or 0.3%, to $8.59 million, as compared to $8.56 million, for the corresponding period of the prior year, primarily due to the increased sales of Amphetamine IR Tablets and Amphetamine ER Capsules during the three month period ended September 30, 2022 as compared to the comparable period of the prior fiscal year.

Manufacturing fees decreased by $0.03 million, or 0.5%, primarily due to decreased sales of Amphetamine IR Tablets and Amphetamine ER Capsules during the three month period ended September 30, 2022 as compared to the comparable period of the prior fiscal year.

Licensing fees increased by $0.06 million, or 5%. This increase is primarily due to licensing fees earned from the sale of Amphetamine ER Capsules and Amphetamine IR Tablets during the three months ended September 30, 2022 as compared to the comparable period of the prior fiscal year.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue decreased by $0.03 million or 0.6%, to $4.76 million as compared to $4.79 million for the corresponding period in the prior fiscal year. This decrease was due in large part to an improved margin on products sold during the three months ended September 30, 2022, as compared to the comparable period of the prior fiscal year.

Our gross profit margin was 45% during the three months ended September 30, 2022 as compared to 44% during the comparable period of the prior fiscal year.

Operating expenses:

	For the Three Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Operating expenses:
Research and development	$1,227,269	$1,116,488	$110,781	10%
General and administrative	1,190,523	925,872	264,651	29%
Non-cash compensation	5,973	4,176	1,797	43%
Depreciation and amortization	319,552	299,036	20,516	7%
Total operating expenses	$2,743,317	$2,345,572	$397,745	17%

Operating expenses consist of research and development costs, general and administrative costs, non-cash compensation and depreciation and amortization expenses. Operating expenses from the three months ended September 30, 2022 increased by $0.4 million, or 17%, to $2.7 million as compared to $2.3 million for the corresponding period in the prior fiscal year.

Research and development costs during the three months ended September 30, 2022 were $1.2 million, an increase of $0.1 million, or 10%, from approximately $1.1 million of such costs for the comparable period of the prior year. The increase was a result of the timing and nature of product development activities during the three months ended September 30, 2022 as compared to the comparable period of the prior fiscal year.

General and administrative expenses during the three months ended September 30, 2022 were $1.2 million, an increase of $0.3 million, or 29% from $0.9 million of such costs for the comparable period of the prior year due to increased spending in payroll and professional expense.

Non-cash compensation expense during the three months ended September 30, 2022 and September 30, 2021 was less than $0.1 million.

Depreciation and amortization expenses during the three months ended September 30, 2022 were $0.3 million, which was virtually unchanged from $0.3 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations during the three months ended September 30, 2022 was $1.1 million, compared to income from operations of $1.4 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Three Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Other income (expense):
Change in fair value of derivative instruments	$688,319	$419,433	$268,886	64%
Interest expense and amortization of debt issuance costs	(242,753)	(43,083)	(199,670)	463%
Interest income	43	21	22	105%
Other (expense) income, net	$445,609	$376,371	$69,238	18%

Other income (expense) for the three months ended September 30, 2022 was $0.4 million, an increase of $0.1 million from the other income (expense) of $0.4 million for the comparable period of the prior fiscal year. The increase was due to expenses relating to changes in the fair value of our outstanding derivative warrants during the three months ended September 30, 2022. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock. Please see Note 11 to the Unaudited Condensed Consolidated Financial Statements above.

The increase in interest expense was primarily attributable to the increased interest payments related to the loan and mortgage the Company obtained from East West Bank.

As a result of the foregoing, our net income before the net benefit from sale of net operating loss credits for the three months ended September 30, 2022 was $1.5 million, compared to net income $1.8 million for the comparable period of the prior fiscal year.

Six months ended September 30, 2022 compared to September 30, 2021

Revenue, Cost of revenue and Gross profit:

	For the Six Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Manufacturing fees	$13,514,504	$12,971,747	$542,757	4%
Licensing fees	2,744,167	2,643,483	100,684	4%
Total revenue	16,258,671	15,615,230	643,441	4%
Cost of manufacturing	8,436,390	8,253,369	183,021	2%
Gross profit	$7,822,281	$7,361,861	$460,420	6%

Total revenues for the six months period ended September 30, 2022 increased by $0.6 million or 4%, to $16.3 million, as compared to $15.6 million, for the corresponding period of the prior year, primarily due to the increased sales of Amphetamine IR Tablets and Amphetamine ER Capsules during the six months ended September 30, 2022 as compared to the comparable period of the prior fiscal year.

Manufacturing fees increased by $0.5 million, or 4%, primarily due to increased sales of Amphetamine IR Tablets and Amphetamine ER Capsules during the six months ended September 30, 2022 as compared to the comparable period of the prior fiscal year.

Licensing fees increased by $0.1 million, or 4%. This increase is primarily due to licensing fees earned from the sale of Amphetamine ER Capsules and Amphetamine IR Tablets during the six months ended September 30, 2022 as compared to the comparable period of the prior fiscal year.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue increased by $0.2 million or 2%, to $8.4 million as compared to $8.3 million for the corresponding period in the prior fiscal year. This increase was due in large part to an increase in manufacturing revenues, and also due to an improved margin on products sold during the six months ended September 30, 2022, as compared to the comparable period of the prior fiscal year.

Our gross profit margin was 48% during the six months ended September 30, 2022 as compared to 47% during the comparable period of the prior fiscal year.

Operating expenses:

	For the Six Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Operating expenses:
Research and development	$2,182,712	$2,356,275	$(173,563)	(7)%
General and administrative	2,908,627	1,999,127	909,500	45%
Non-cash compensation	11,295	6,987	4,308	62%
Depreciation and amortization	615,846	611,738	4,108	1%
Total operating expenses	$5,718,480	$4,974,127	$744,353	15%

Operating expenses consist of research and development costs, general and administrative costs, non-cash compensation and depreciation and amortization expenses. Operating expenses for the six months ended September 30, 2022 increased by $0.7 million, or 15%, to $5.7 million as compared to $5.0 million for the corresponding period in the prior fiscal year.

Research and development costs during the six months ended September 30, 2022 were $2.2 million, a decrease of $0.2 million, or 7%, from approximately $2.4 million of such costs for the comparable period of the prior year. The decrease was a result of the timing and nature of product development activities during the six months ended September 30, 2022 as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the six months ended September 30, 2022 were $2.9 million, an increase of $0.9 million, or 45% from $2.0 million of such costs for the comparable period of the prior year due to increased spending in payroll and professional expense.

Non-cash compensation expense for the six months ended September 30, 2022 and September 30, 2021 was less than $0.1 million.

Depreciation and amortization expenses from the six months ended September 30, 2022 were $0.6 million, which was virtually unchanged from $0.6 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations during the six months ended September 30, 2022 was $2.1 million, compared to income from operations of $2.4 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Six Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Other income (expense):
Change in fair value of derivative instruments	$188,176	$1,033,894	$(845,718)	(82)%
Interest expense and amortization of debt issuance costs	(459,540)	(88,976)	(370,564)	416%
Interest income	172	64	108	169%
Other (expense) income, net	$(271,192)	$944,982	$(1,216,174)	(129)%

Other income (expense) for the six months ended September 30, 2022 was $0.3 million, a decrease of $1.2 million from $0.9 million for the comparable period of the prior fiscal year. The decrease was due to expenses relating to changes in the fair value of our outstanding derivative warrants during the six months ended September 30, 2022. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock. Please see Note 11 to the Unaudited Condensed Consolidated Financial Statements above.

As a result of the foregoing, our net income before the net benefit from sale of net operating loss credits for the six months ended September 30, 2022 was $1.8 million, compared to net income $3.3 million for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	September 30, 2022	March 31, 2022	Change
Current assets	$30,472,709	$18,861,389	$11,611,320
Current liabilities	$6,843,061	$6,694,241	$148,820
Working capital	$23,629,648	$12,167,148	$11,462,500

Our working capital (total current assets less total current liabilities) increased by $11.5 million from $12.2 million as of March 31, 2022 to $23.6 million as of September 30, 2022, with such increase being primarily related to the cash proceeds of $14.6 million from the new loan during the six months ended September 30, 2022.

Summary of Cash Flows:

	For the Six Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$937,898	$1,869,244
Net cash used in investing activities	$(5,199,696)	$(152,311)
Net cash provided by (used in) financing activities	$14,281,600	$(419,025)

Net cash provided by operating activities for the six months ended September 30, 2022 was $0.9 million, which included net income of $1.8 million and increases in non-cash expenses totaling $0.8 million, offset by net changes in assets and liabilities totaling $1.7 million.

Net cash used in investing activities for the six months ended September 30, 2022 was comprised of purchases of property and equipment of approximately $5.2 million.

Net cash provided by financing activities was $14.3 million for the six months ended September 30, 2022 which proceeds from loan issuances totaling $14.6 million, offset by loan payments totaling $0.2 million.

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

During the six months ended September 30, 2022 and September 30, 2021, respectively, there were no shares sold to Lincoln Park pursuant to the 2020 LPC Purchase Agreement. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Purchase Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2022 at the reasonable assurance level.

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

ELITE PHARMACEUTICALS, INC.

November 14, 2022	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 14, 2022	By:	/s/ Robert Chen
Robert Chen Chief Financial Officer (Principal Accounting and Financial Officer)

