Form 10-Q
period 2022-12-31
ELITE PHARMACEUTICALS INC /NV/
filed 2023-02-14
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 1,014,015,081 shares of Common Stock were issued, and 1,013,915,081 shares of Common Stock were outstanding as of February 14, 2023.

ii

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	December 31, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$17,909,077	$8,535,357
Accounts receivable	5,545,843	3,057,913
Inventory	8,601,858	6,741,170
Prepaid expenses and other current assets	1,108,062	526,949
Total current assets	33,164,840	18,861,389

Property and equipment, net of accumulated depreciation of $14,271,930 and $13,348,565, respectively	10,230,034	5,952,992

Intangible assets, net of accumulated amortization of $-0-, respectively	6,634,035	6,634,035

Operating lease - right-of-use asset	18,502	1,031,884

Deferred income tax asset	2,171,821	2,171,821

Other assets:
Restricted cash - debt service for NJEDA bonds	405,164	405,039
Security deposits	91,738	91,738
Total other assets	496,902	496,777
Total assets	$52,716,134	$35,148,898

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,472,198	$1,430,985
Accrued expenses	4,676,244	4,693,142
Deferred revenue, current portion	13,333	13,333
Bonds payable, current portion, net of bond issuance costs	110,822	100,822
Loans payable, current portion	360,616	253,006
Lease obligation - operating lease, current portion	21,149	202,953
Total current liabilities	6,654,362	6,694,241

Long-term liabilities:
Deferred revenue, net of current portion	22,223	32,226
Bonds payable, net of current portion and bond issuance costs	1,025,479	1,139,848
Loans payable, net of current portion and loan costs	14,463,789	249,046
Lease obligation - operating lease, net of current portion	—	835,893
Derivative financial instruments - warrants	375,767	936,837
Other long-term liabilities	—	38,780
Total long-term liabilities	15,887,258	3,232,630
Total liabilities	22,541,620	9,926,871
Shareholders’ equity:
Series J convertible preferred stock; par value of $0.01; 50 shares authorized; 0 issued and outstanding as of December 31, 2022 and March 31, 2022	—	—
Common stock; par value $0.001; 1,445,000,000 shares authorized; 1,014,015,081 and 1,011,381,988 shares issued as of December 31, 2022 and March 31, 2022, respectively; 1,013,915,081 and 1,011,281,988 shares outstanding as of December 31, 2022 and March 31, 2022, respectively	1,014,019	1,011,385
Additional paid-in capital	164,735,980	164,577,227
Treasury stock; 100,000 shares as of December 31, 2022 and March 31, 2022; at cost	(306,841)	(306,841)
Accumulated deficit	(135,268,644)	(140,059,744)
Total shareholders’ equity	30,174,514	25,222,027
Total liabilities and shareholders’ equity	$52,716,134	$35,148,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Revenue:
Manufacturing fees	$7,798,159	$7,667,674	$21,312,663	$20,639,421
Licensing fees	1,451,907	1,307,140	4,200,888	3,950,623
Total revenue	9,250,066	8,974,814	25,513,551	24,590,044
Cost of manufacturing	4,330,841	4,957,150	12,360,935	13,209,430
Gross profit	4,919,225	4,017,664	13,152,616	11,380,614

Operating expenses:
Research and development	1,443,361	956,628	3,775,107	3,312,540
General and administrative	1,186,049	929,547	4,356,752	2,930,126
Non-cash compensation through issuance of stock options	13,030	3,630	24,325	10,617
Depreciation and amortization	317,685	296,559	933,531	908,297
Total operating expenses	2,960,125	2,186,364	9,089,715	7,161,580

Income from operations	1,959,100	1,831,300	4,062,901	4,219,034

Other income (expense):
Change in fair value of derivative instruments	372,894	489,500	561,070	1,523,394
Interest expense and amortization of debt issuance costs	(322,681)	(37,400)	(782,221)	(126,376)
Gain on sale of ANDA	1,000,000	—	1,000,000	—
Interest income	15	13	187	77
Other income, net	1,050,228	452,113	779,036	1,397,095

Income before income taxes	3,009,328	2,283,413	4,841,937	5,616,129

Income tax expense	(39,250)	—	(50,837)	(4,000)

Net benefit for sale of state net operating losses and credits	—	—	—	857,379

Net income attributable to common shareholders	$2,970,078	$2,283,413	$4,791,100	$6,469,508

Basic net income per share attributable to common shareholders	$0.00	$0.00	$0.00	$0.01

Diluted net income per share attributable to common shareholders	$0.00	$0.00	$0.01	$0.00

Basic weighted average Common Stock outstanding	1,013,915,081	1,011,281,988	1,012,480,115	1,010,416,823

Diluted weighted average Common Stock outstanding	1,013,915,081	1,011,281,988	1,012,480,115	1,010,416,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2022	—	$—	1,011,381,988	$1,011,385	$164,577,227	100,000	$(306,841)	$(140,059,744)	$25,222,027

Net income	—	—	—	—	—	—	—	305,883	305,883

Non-cash compensation through the issuance of employee stock options	—	—	—	—	5,322	—	—	—	5,322

Shares issued in payment of salaries	—	—	—	—	—	—	—	—	—

Balance at June 30, 2022	—	$—	1,011,381,988	$1,011,385	$164,582,549	100,000	$(306,841)	$(139,753,861)	$25,533,232

Net income	—	—	—	—	—	—	—	1,515,139	1,515,139

Non-cash compensation through the issuance of employee stock options	—	—	—	—	5,974	—	—	—	5,974

Share issued in payment of director salaries	—	—	1,378,608	1,379	58,621	—	—	—	60,000

Shares issued in payment of consultants	—	—	1,254,485	1,255	75,807	—	—	—	77,062

Balance at September 30, 2022	—	$—	1,014,015,081	$1,014,019	$164,722,951	100,000	$(306,841)	$(138,238,722)	$27,191,407

Net income	—	—	—	—	—	—	—	2,970,078	2,970,078

Non-cash compensation through the issuance of employee stock options	—	—	—	$—	$13,029	—	$—	$—	13,029

Balance at December 31, 2022	—	$—	1,014,015,081	$1,014,019	$164,735,980	100,000	$(306,841)	$(135,268,644)	$30,174,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2021	—	—	1,009,276,752	$1,009,279	$164,407,480	100,000	$(306,841)	$(148,957,989)	$16,151,929

Net income	—	—	—	—	—	—	—	2,389,118	2,389,118

Non-cash compensation through the issuance of employee stock options	—	—	—	—	2,811	—	—	—	2,811

Shares issued in payment of salaries	—	—	2,105,236	2,106	155,394	—	—	—	157,500

Balance at June 30, 2021	—	$—	1,011,381,988	$1,011,385	$164,565,685	100,000	$(306,841)	$(146,568,871)	$18,701,358

Net income	—	—	—	—	—	—	—	1,796,977	1,796,977

Non-cash compensation through the issuance of employee stock options	—	—	—	—	4,176	—	—	—	4,176

Balance at September 30, 2021	—	$—	1,011,381,988	$1,011,385	$164,569,861	100,000	$(306,841)	$(144,771,894)	$20,502,511

Net income	—	—	—	—	—	—	—	2,283,413	2,283,413

Non-cash compensation through the issuance of employee stock options	—	—	—	—	3,630	—	—	—	3,630

Balance at December 31, 2021	—	$—	1,011,381,988	$1,011,385	$164,573,491	100,000	$(306,841)	$(142,488,481)	$22,789,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,791,100	$6,469,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	933,531	908,297
Amortization of operating leases - right-of-use assets	61,621	175,306
Change in fair value of derivative financial instruments - warrants	(561,070)	(1,523,394)
Non-cash compensation accrued	430,778	641,664
Non-cash compensation through the issuance of employee stock options	24,325	10,617
Non-cash rent expense and lease accretion	602	559
Change in operating assets and liabilities:
Accounts receivable	(2,487,930)	834,963
Inventory	(1,860,688)	(1,681,168)
Prepaid expenses and other current assets	(581,113)	(367,154)
Accounts payable, accrued expenses and other current liabilities	(309,950)	(373,820)
Deferred revenue	(10,003)	(9,999)
Lease obligations - operating leases	(61,182)	(182,401)
Net cash provided by operating activities	370,021	4,902,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,200,407)	(234,387)
Net cash used in investing activities	(5,200,407)	(234,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bond principal	(115,000)	(110,000)
Proceeds from loans payable	14,550,001	—
Other loan payments	(230,770)	(462,889)
Net cash provided by (used in) financing activities	14,204,231	(572,889)

Net change in cash and restricted cash	9,373,845	4,095,702

Cash and restricted cash, beginning of period	8,940,396	3,597,781

Cash and restricted cash, end of period	$18,314,241	$7,693,483

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$782,221	$126,376
Cash paid for income taxes	$127,522	$—
Financing of equipment purchases and insurance renewal	$—	$244,124
Stock issued in payment of Directors fees, salaries and consulting expenses	$137,063	$157,500
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$—	$1,042,800

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the nine months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the entire year.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2022.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
NDA:
Licensing fees	$—	$—	$—	$—
Total NDA revenue	—	—	—	—
ANDA:
Manufacturing fees	$7,798,159	$7,667,674	$21,312,663	$20,639,421
Licensing fees	1,451,907	1,307,140	4,200,888	3,950,623
Total ANDA revenue	9,250,066	8,974,814	25,513,551	24,590,044
Total revenue	$9,250,066	$8,974,814	$25,513,551	$24,590,044

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Cash

As of December 31, 2022, and March 31, 2022, the Company had $405,164 and $405,039, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

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

As of December 31, 2022, the Company did not identify any indicators of impairment.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of December 31, 2022, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2016 and forward. The Company did not record unrecognized tax positions for the nine months ended December 31, 2022.

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

Sale of ANDA

During the nine months ended December 31, 2022, the Company entered into an agreement with Pyros Pharmaceuticals, Inc. (“Pyros”) pursuant to which the Company sold to Pyros its rights in and to the Company’s approved abbreviated new drug applications (ANDAs) for its generic Sabril drug. The Company sold its rights to Pyros for $1,000,000, which was recorded as gain on sale of ANDA during the nine months ended December 31, 2022. There is no further action required by the Company regarding the rights which would affect future periods.

In conjunction with the sale of its Product to Pyros, the Company executed a Manufacturing and Supply agreement (the “Pyros Agreement”) with Pyros. Under the terms of the Pyros Agreement, the Company will receive an agreed-upon price per drug for the manufacturing and packaging of Sabril over a term of three years. Revenue per the Pyros Agreement will be recognized as control of the manufactured and supplied drugs is transferred to Pyros (at the time of delivery).

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Numerator
Net income - basic	$2,970,078	$2,283,413	$4,791,100	$6,469,508
Effect of dilutive instrument on net income	372,894	(489,500)	561,070	(1,523,394)
Net income - diluted	$3,342,972	$1,793,913	$5,352,170	$4,946,114

Denominator
Weighted average shares of Common Stock outstanding - basic	1,013,915,081	1,011,281,988	1,012,480,115	1,010,416,823

Dilutive effect of stock options and convertible securities	—	—	—	—

Weighted average shares of Common Stock outstanding - diluted	1,013,915,081	1,011,281,988	1,012,480,115	1,010,416,823

Net income per share
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.01	$0.00

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2022	$936,837	$—	$—	$936,837
Change in fair value of derivative instruments	(561,070)	—	—	(561,070)
Balance as of December 31, 2022	$375,767	$—	$—	$375,767

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

NOTE 2. INVENTORY

Inventory consisted of the following:

	December 31, 2022	March 31, 2022
Finished goods	$327,827	$159,808
Work-in-progress	99,283	1,203,204
Raw materials	8,174,748	5,378,158
Inventory, net	$8,601,858	$6,741,170

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2022	March 31, 2022
Land, building and improvements	$10,556,523	$5,456,524
Laboratory, manufacturing, warehouse and transportation equipment	13,118,139	13,017,731
Office equipment and software	373,601	373,601
Furniture and fixtures	453,701	453,701
Property and equipment, gross	24,501,964	19,301,557
Less: Accumulated depreciation	(14,271,930)	(13,348,565)
Property and equipment, net	$10,230,034	$5,952,992

Depreciation expense was $314,610 and $293,014 for the three months ended December 31, 2022 and 2021, respectively, and $923,365 and $897,662 for the nine months ended December 31, 2022 and 2021, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	December 31, 2022
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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. ACCRUED EXPENSES

As of December 31, 2022 and March 31, 2022, the Company’s accrued expenses consisted of the following:

	December 31, 2022	March 31, 2022
Salaries and fees payable in common stock	4,000,000	3,625,000
Income tax	54,550	414,989
Consultant contract fees	153,333	153,333
Audit fees	144,000	140,000
Director dues	67,500	90,000
EWB loan interest	104,386	—
Employee bonuses	37,500	143,000
Other accrued expenses	114,975	126,820
Total accrued expenses	$4,676,244	$4,693,142

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

The following tables summarize the Company’s bonds payable liability:

	December 31, 2022	March 31, 2022
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,245,000	$1,360,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(125,000)	(115,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,120,000	$1,245,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(245,753)	(235,124)
Bond offering costs, net	$108,701	$119,330

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$125,000	$115,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$110,822	$100,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	1,120,000	$1,245,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(94,521)	(105,152)
Long term portion of bonds payable, net of bond offering costs	$1,025,479	$1,139,848

Amortization expense was $3,544 and $3,545 for the three months ended December 31, 2022 and 2021, and $10,629 and $10,635 for the nine months ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and March 31, 2022, interest payable was $6,744 and $7,367, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
2023	$—
2024	125,000
2025	130,000
2026	140,000
2027	150,000
Thereafter	700,000
$1,245,000

NOTE 7. LOANS PAYABLE

On April 2, 2022, the Company and Elite Labs entered into a Loan and Security Agreement (the “EWB Loan Agreement”) with East West Bank (“EWB”). Pursuant to the EWB Loan Agreement, the Company and Elite Labs received one term loan for a principal amount of $12,000,000 (the “EWB Term Loan”) and a revolving line of credit up to $2,000,000 (the “EWB Revolver,” together with the “EWB Term Loan,” the EWB Loans”), each of which shall be used for working capital. The EWB Term Loan bears interest at a rate of 9.23% (1.73% plus the prime rate (“Prime”)) and is repayable over five years, maturing on May 1, 2027. The EWB Revolver bears interest at a rate of (8.37% (0.87% plus Prime)) and matures on May 1, 2027. The total transaction costs associated with the EWB Loans incurred as of December 31, 2022, were $40,120, which are being amortized on a monthly basis over five years, beginning in April 2022. The EWB Loans are secured by a security interest in the personal property of the Company and Elite Labs. The EWB Loan Agreement contains customary representations, warranties and covenants. These covenants include, but are not limited to, maintaining maximum leverage ratios of 3.50 to 1.00, minimum liquidity of $5,000,000, minimum cash of $1,000,000, a fixed charge coverage ratio of 1.25 to 1.00 and restrictions on mergers or sales of assets and debt borrowings. As of December 31, 2022, the Company is in compliance with each financial covenant and the Company has not used any of the Revolving line of credit.

On July 1, 2022, the EWB provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at WSJP plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of December 31, 2022, were $34,952, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of December 31, 2022, the Company was in compliance with each financial covenant.

Loans payable consisted of the following:

	December 31, 2022	March 31, 2022
Equipment and insurance financing and mortgage loans payable, between 4.75% and 12.02% interest and maturing between March 2023 and June 2032	$14,824,405	$502,052
Less: Current portion of loans payable	(360,616)	(253,006)
Long-term portion of loans payable	$14,463,789	$249,046

The interest expense associated with the loans payable was $317,844 and $14,692 for the three months ended December 31, 2022 and 2021, respectively, and $579,109 and $50,290 for the nine months ended December 31, 2022 and 2021, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loan principal payments for the next five years are as follows:

Years ending March 31,	Amount
2023 (excluding the nine months ended December 31, 2022)	$149,322
2024	327,317
2025	294,157
2026	227,306
2027	198,040
2028 and thereafter	13,628,263
Total remaining principal balance	$14,824,405

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $35,556 as of December 31, 2022, were comprised of a current component of $13,333 and a long-term component of $22,223. Deferred revenues in the aggregate amount of $45,559 as of March 31, 2022, were comprised of a current component of $13,333 and a long-term component of $32,226. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI Pharma (“TAGI”) licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance sheet date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Rent expense is recorded on the straight-line basis. Rent expense under the leases for the three months ended December 31, 2022 and 2021 was $6,330 and $63,249, respectively, and $77,238 and $189,003 for the nine months ended December 31, 2022 and 2021, respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the Ludlow Ave. modified lease and the Pompano Office Lease:

Years ending March 31,	Amount
2023 (excluding the nine months ended December 31, 2022)	$6,330
2024	14,840
2025	—
2026	—
Thereafter	—
Total future minimum lease payments	21,170
Less: interest	(21)
Present value of lease payments	$21,149

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of December 31, 2022, and March 31, 2022, the Company had a liability of $0 and $38,780, respectively, recorded as other long-term liabilities.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS – WARRANTS

The Company evaluates and accounts for its freestanding instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities.

The Company issued warrants, with a term of ten years, to affiliates in connection with an exchange agreement dated April 28, 2017, as further described in this note below. The warrant share balance is 79,008,661 as of December 31, 2022, and March 31, 2022 with a weighted average exercise price of $0.1521 as of December 31, 2022, and March 31, 2022.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the Series J Warrants was calculated using a Black-Scholes model. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	December 31, 2022	March 31, 2022
Fair value of the Company’s Common Stock	$0.0295	$0.0350
Volatility	63.63%	76.55%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	4.3	5.1
Risk free rate	3.96%	2.40%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended December 31, 2022 were as follows:

Balance at March 31, 2022	$936,837
Change in fair value of derivative financial instruments - warrants	(561,070)
Balance at December 31, 2022	$375,767

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

The Company did not issue any shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the nine months ended December 31, 2022. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement.

As of December 31, 2022, the Company has issued an aggregate of 5,975,857 shares of Common Stock for net proceeds of $469,105 to Lincoln Park as initial commitment shares.

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

As of December 31, 2022, the Company accrued director’s fees totaling $67,500, which will be paid via cash payments totaling $22,500 and the issuance of 1,193,253 shares of Common Stock. The Company anticipates that these shares of Common Stock will be issued prior to the end of the current fiscal year.

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

During the nine months ended December 31, 2022, the Company accrued salaries totaling $375,000 owed to the Company’s President and Chief Executive Officer which will be paid via the issuance of 10,000,176 shares of Common Stock.

As of December 31, 2022, the Company owed its President and Chief Executive Officer and certain other employees’ salaries totaling $4,000,000 which will be paid via the issuance of 60,190,955 shares of Common Stock.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options

Under its 2014 Stock Option Plan and prior options plans, the Company may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant. A summary of the activity of Company’s 2014 Stock Option Plan for the nine months ended December 31, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2022	5,650,000	$0.14	2.8	$—
Granted	4,100,000	$0.04	4.5	$—
Outstanding at December 31, 2022	9,750,000	$0.17	2.3	$—
Exercisable at December 31, 2022	4,530,001	$0.16	1.8	$—

Options granted during the nine months ended December 31, 2022 were valued using the Black Scholes model with the following assumptions:

December 31, 2022
Term	3.0 - 10.0
Stock Price	$0.03
Exercise Price	$0.04
Dividend Yield	$—
Expected Volatility	63.6%
Risk Free Rate	4.0%

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of December 31, 2022 and March 31, 2022 of $0.03 and $0.03, respectively.

As of December 31, 2022, there was $95,888 in unrecognized stock based compensation expense that will be recognized over 2.3 years.

NOTE 13. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 96% of the Company’s revenues for the nine months ended December 31, 2022. These two customers accounted for approximately 85% and 11% of revenues each, respectively. The same two customers accounted for 85% and 12% of revenues each, respectively, for the three months ended December 31, 2022.

Two customers accounted for approximately 96% of the Company’s revenues for the nine months ended December 31, 2021. These two customers accounted for approximately 85% and 11% of revenues each, respectively. The same two customers accounted for 84% and 9% of revenues each, respectively, for the three months ended December 31, 2021.

Accounts Receivable

One customer accounted for approximately 89% of the Company’s accounts receivable as of December 31, 2022.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Two customers accounted for approximately 91% the Company’s accounts receivable as of March 31, 2022. These two customers accounted for approximately 78% and 13% of accounts receivable each, respectively.

Purchasing

One supplier accounted for approximately 62% of the Company’s purchases of raw materials for the nine months ended December 31, 2022.

One supplier accounted for approximately 55% of the Company’s purchases of raw materials for the nine months ended December 31, 2021.

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Operating Income by Segment
ANDA	$3,828,493	$3,061,035	$7,947,118	$8,068,073
NDA	—	$—	—	$—
Operating income by Segment	$3,828,493	$3,061,035	$7,947,118	$8,068,073

The table below reconciles the Company’s operating income by segment to income before income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Operating income by segment	$3,828,493	$3,061,035	$7,947,118	$8,068,073
Corporate unallocated costs	(378,867)	(716,881)	(1,465,792)	(2,288,461)
Interest income	15	13	187	77
Interest expense and amortization of debt issuance costs	(322,681)	(37,400)	(782,221)	(126,376)
Depreciation and amortization expense	(317,685)	(296,559)	(933,531)	(908,297)
Significant non-cash items	(172,841)	(216,295)	(484,894)	(652,281)
Change in fair value of derivative instruments	372,894	489,500	561,070	1,523,394
Income before income taxes	$3,009,328	$2,283,413	$4,841,937	$5,616,129

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

NOTE 16. INCOME TAXES

The Company’s effective tax rate was 11.5% and income tax expense for the nine months ended December 31, 2022 was $50,837. The Company’s effective tax rate was 10.75% and income tax expense was $4,000 for the nine months ended December 31, 2021. The Company has evaluated its deferred tax assets, specifically its net operating loss carryovers, for realizability and has provided a valuation allowance on the majority of its deferred tax assets. The valuation allowance is the reason that the effective tax rate and income tax expense are different than the statutory rate of 21%.

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

Manufacturing and Supply Chain

During the nine months ended December 31, 2022, and as of the date of this Quarterly Report on Form 10-Q, the Company has not experienced material, detrimental issues related to COVID-19 in its manufacturing, supply chain, quality assurance and regulatory compliance activities, and has been able to operate without interruption. The Company has taken, and plans to continue to take, commercially practical measures to keep its facilities open. The Company’s supply chains remain intact and operational, and the Company is in regular communications with its suppliers and third-party partners. A prolonging of the current situation relating to COVID-19 may result in an increased risk of interruption in the Company supply chain in the future, with no assurances given as the materiality of such future interruption on the Company’s business, financial condition, results of operations and cash flows.

NOTE 18. SUBSEQUENT EVENTS

[update through filing]

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the nine months ended December 31, 2022 and 2021 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2022. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We occupy manufacturing, warehouse, laboratory and office space at 165 Ludlow Avenue and 135 Ludlow Avenue in Northvale, NJ (the “Northvale Facility”) . The Northvale Facility operates under Current Good Manufacturing Practice (“cGMP”) and is a United States Drug Enforcement Agency (“DEA”) registered facility for research, development and manufacturing. We are also party to an operating lease for office space at Pompano Beach, Florida (the “Pompano Office Lease”).

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

Recent Developments

Pyros Agreement

During the nine months ended December 31, 2022, the Company entered into an agreement with Pyros Pharmaceuticals, Inc. (“Pyros”) pursuant to which the Company sold to Pyros its rights in and to the Company’s approved abbreviated new drug applications (ANDAs) for its generic Sabril drug. The Company sold its rights to Pyros for $1,000,000, which was recorded as gain on sale of ANDA during the nine months ended December 31, 2022. There is no further action required by the Company regarding the rights which would affect future periods.

In conjunction with the sale of its Product to Pyros, the Company executed a Manufacturing and Supply agreement (the “Pyros Agreement”) with Pyros. Under the terms of the Pyros Agreement, the Company will receive an agreed-upon price per drug for the manufacturing and packaging of Sabril over a term of three years. Revenue per the Pyros Agreement will be recognized as control of the manufactured and supplied drugs is transferred to Pyros (at the time of delivery).

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

There were no significant changes during the nine months ended December 31, 2022 to the items that we disclosed as our significant accounting policies and estimates described in “Note 1, Summary of Significant Accounting Policies” to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Results of Operations

The following set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Three months ended December 31, 2022 compared to December 31, 2021

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended December 31,		Change
	2022	2021	Dollars	Percentage
Manufacturing fees	$7,798,159	$7,667,674	$130,485	2%
Licensing fees	1,451,907	1,307,140	144,767	11%
Total revenue	9,250,066	8,974,814	275,252	3%
Cost of manufacturing	4,330,841	4,957,150	(626,309)	(13)%
Gross profit	$4,919,225	$4,017,664	$901,561	22%

Gross profit - percentage	53%	45%

Total revenues for the three-month period ended December 31, 2022 increased by $0.28 million or 3%, to $9.25 million, as compared to $8.97 million, for the corresponding period of the prior year, primarily due to the increased sales of Amphetamine IR Tablets and Amphetamine ER Capsules during the three month period ended December 31, 2022 as compared to the comparable period of the prior fiscal year.

Manufacturing fees increased by $0.13 million, or 2%, primarily due to increased sales of Amphetamine IR Tablets and Amphetamine ER Capsules during the three month period ended December 31, 2022 as compared to the comparable period of the prior fiscal year.

Licensing fees increased by $0.14 million, or 11%. This increase is primarily due to licensing fees earned from the sale of Amphetamine ER Capsules and Amphetamine IR Tablets during the three months ended December 31, 2022 as compared to the comparable period of the prior fiscal year.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue decreased by $0.63 million or 13%, to $4.33 million as compared to $4.96 million for the corresponding period in the prior fiscal year. This decrease was due in large part to an improved margin on products sold during the three months ended December 31, 2022, as compared to the comparable period of the prior fiscal year.

Our gross profit margin was 53% during the three months ended December 31, 2022 as compared to 45% during the comparable period of the prior fiscal year.

Operating expenses:

	For the Three Months Ended December 31,		Change
	2022	2021	Dollars	Percentage
Operating expenses:
Research and development	$1,443,361	$956,628	$486,733	51%
General and administrative	1,186,049	929,547	256,502	28%
Non-cash compensation	13,030	3,630	9,400	259%
Depreciation and amortization	317,685	296,559	21,126	7%
Total operating expenses	$2,960,125	$2,186,364	$773,761	35%

Operating expenses consist of research and development costs, general and administrative costs, non-cash compensation and depreciation and amortization expenses. Operating expenses from the three months ended December 31, 2022 increased by $0.8 million, or 35%, to $3.0 million as compared to $2.2 million for the corresponding period in the prior fiscal year.

Research and development costs during the three months ended December 31, 2022 were $1.4 million, an increase of $0.5 million, or 51%, from approximately $1.0 million of such costs for the comparable period of the prior year. The increase was a result of the timing and nature of product development activities during the three month period ended December 31, 2022 as compared to the comparable period of the prior fiscal year.

General and administrative expenses during the three months ended December 31, 2022 were $1.2 million, an increase of $0.3 million, or 28% from $0.9 million of such costs for the comparable period of the prior year due to increased spending in payroll and professional expense.

Non-cash compensation expense during the three months ended December 31, 2022 and December 31, 2021 was less than $0.1 million.

Depreciation and amortization expenses during the three months ended December 31, 2022 were $0.3 million, which was virtually unchanged from $0.3 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations during the three months ended December 31, 2022 was $2.0 million, compared to income from operations of $1.8 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Three Months Ended December 31,		Change
	2022	2021	Dollars	Percentage
Other income (expense):
Change in fair value of derivative instruments	$372,894	$489,500	$(116,606)	(24)%
Interest expense and amortization of debt issuance costs	(322,681)	(37,400)	(285,281)	763%
Gain on sale of ANDA	1,000,000	—	1,000,000	100%
Interest income	15	13	2	15%
Other (expense) income, net	$1,050,228	$452,113	$598,115	132%

Other income (expense) for the three months ended December 31, 2022 was $1.1 million, an increase of $0.6 million from the other income (expense) of $0.5 million for the comparable period of the prior fiscal year. The increase was due to the gain on sale of ANDA, offset by an increase in interest expense and amortization of debt issuance costs during the three months ended December 31, 2022. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock. Please see Note 11 to the Unaudited Condensed Consolidated Financial Statements above.

The increase in interest expense was primarily attributable to the increased interest payments related to the loan and mortgage the Company obtained from East West Bank.

As a result of the foregoing, our net income before the net benefit from sale of net operating loss credits for the three months ended December 31, 2022 was $3.0 million, compared to net income $2.3 million for the comparable period of the prior fiscal year.

Nine months ended December 31, 2022 compared to December 31, 2021

Revenue, Cost of revenue and Gross profit:

	For the Nine Months Ended December 31,		Change
	2022	2021	Dollars	Percentage
Manufacturing fees	$21,312,663	$20,639,421	$673,242	3%
Licensing fees	4,200,888	3,950,623	250,265	6%
Total revenue	25,513,551	24,590,044	923,507	4%
Cost of manufacturing	12,360,935	13,209,430	(848,495)	(6)%
Gross profit	$13,152,616	$11,380,614	$1,772,002	16%

Gross profit - percentage	52%	46%

Total revenues for the nine months period ended December 31, 2022 increased by $0.9 million or 4%, to $25.5 million, as compared to $24.6 million, for the corresponding period of the prior year, primarily due to the increased sales of Amphetamine IR Tablets and Amphetamine ER Capsules during the nine months ended December 31, 2022 as compared to the comparable period of the prior fiscal year.

Manufacturing fees increased by $0.7 million, or 3%, primarily due to increased sales of Amphetamine IR Tablets and Amphetamine ER Capsules during the nine months ended December 31, 2022 as compared to the comparable period of the prior fiscal year.

Licensing fees increased by $0.3 million, or 6%. This increase is primarily due to licensing fees earned from the sale of Amphetamine ER Capsules and Amphetamine IR Tablets during the nine months ended December 31, 2022 as compared to the comparable period of the prior fiscal year.

Costs of revenue consists of manufacturing and assembly costs. Our costs of revenue decreased by $0.8 million or 6%, to $12.4 million as compared to $13.2 million for the corresponding period in the prior fiscal year. This decrease was due to an improved margin on products sold during the nine months ended December 31, 2022, as compared to the comparable period of the prior fiscal year.

Our gross profit margin was 52% during the nine months ended December 31, 2022 as compared to 46% during the comparable period of the prior fiscal year.

Operating expenses:

	For the Nine Months Ended December 31,		Change
	2022	2021	Dollars	Percentage
Operating expenses:
Research and development	$3,775,107	$3,312,540	$462,567	14%
General and administrative	4,356,752	2,930,126	1,426,626	49%
Non-cash compensation	24,325	10,617	13,708	129%
Depreciation and amortization	933,531	908,297	25,234	3%
Total operating expenses	$9,089,715	$7,161,580	$1,928,135	27%

Operating expenses consist of research and development costs, general and administrative costs, non-cash compensation and depreciation and amortization expenses. Operating expenses for the nine months ended December 31, 2022 increased by $1.9 million, or 27%, to $9.1 million as compared to $7.2 million for the corresponding period in the prior fiscal year.

Research and development costs during the nine months ended December 31, 2022 were $3.8 million, an increase of $0.5 million, or 14%, from approximately $3.3 million of such costs for the comparable period of the prior year. The increase was a result of the timing and nature of product development activities during the nine months ended December 31, 2022 as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the nine months ended December 31, 2022 were $4.4 million, an increase of $1.4 million, or 49% from $2.9 million of such costs for the comparable period of the prior year due to increased spending in payroll and professional expense.

Non-cash compensation expense for the nine months ended December 31, 2022 and December 31, 2021 was less than $0.1 million.

Depreciation and amortization expenses from the nine months ended December 31, 2022 were $0.9 million, which was virtually unchanged from $0.9 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations during the nine months ended December 31, 2022 was $4.1 million, compared to income from operations of $4.2 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Nine Months Ended December 31,		Change
	2022	2021	Dollars	Percentage
Other income (expense):
Change in fair value of derivative instruments	$561,070	$1,523,394	$(962,324)	(63)%
Interest expense and amortization of debt issuance costs	(782,221)	(126,376)	(655,845)	519%
Gain on sale of ANDA	1,000,000	—	1,000,000	100%
Interest income	187	77	110	143%
Other (expense) income, net	$779,036	$1,397,095	$(618,059)	(44)%

Other income (expense) for the nine months ended December 31, 2022 was $0.8 million, a decrease of $0.6 million from $1.4 million for the comparable period of the prior fiscal year. The decrease was due to decreased income relating to changes in the fair value of our outstanding derivative warrants and increased interest expense and amortization of debt issuance costs, offset by the gain on sale of ANDA during the nine months ended December 31, 2022. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock. Please see Note 11 to the Unaudited Condensed Consolidated Financial Statements above.

As a result of the foregoing, our net income before the net benefit from sale of net operating loss credits for the nine months ended December 31, 2022 was $4.8 million, compared to net income $5.6 million for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	December 31, 2022	March 31, 2022	Change
Current assets	$33,164,840	$18,861,389	$14,303,451
Current liabilities	$6,654,362	$6,694,241	$(39,879)
Working capital	$26,510,478	$12,167,148	$14,343,330

Our working capital (total current assets less total current liabilities) increased by $14.3 million from $12.2 million as of March 31, 2022 to $26.5 million as of December 31, 2022, with such increase being primarily related to the cash proceeds of $14.6 million from the new loan during the nine months ended December 31, 2022.

Summary of Cash Flows:

	For the Nine Months Ended December 31,
	2022	2021
Net cash provided by operating activities	$370,021	$4,902,978
Net cash used in investing activities	$(5,200,407)	$(234,387)
Net cash provided by (used in) financing activities	$14,204,231	$(572,889)

Net cash provided by operating activities for the nine months ended December 31, 2022 was $0.4 million, which included net income of $4.8 million and increases in non-cash expenses totaling $0.9 million, offset by net changes in assets and liabilities totaling $5.3 million.

Net cash used in investing activities for the nine months ended December 31, 2022 was comprised of purchases of property and equipment of approximately $5.2 million.

Net cash provided by financing activities was $14.2 million for the nine months ended December 31, 2022 which proceeds from loan issuances totaling $14.6 million, offset by loan payments totaling $0.2 million.

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

During the nine months ended December 31, 2022 and December 31, 2021, respectively, there were no shares sold to Lincoln Park pursuant to the 2020 LPC Purchase Agreement. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Purchase Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement, dated September 5, 2022, between Elite Pharmaceuticals, Inc. and Kirko Kirkov, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2022.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

February 14, 2023	By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

February 14, 2023	By:	/s/ Robert Chen
Robert Chen
Chief Financial Officer
(Principal Accounting and Financial Officer)

