Form 10-K
period 2023-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2023-06-29
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates at September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was $40,556,603.

The number of shares of the registrant’s Common Stock outstanding as of June 20, 2023 was 1,013,915,081.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Shareholders which is to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled-release products, and the manufacture of generic pharmaceuticals. Our strategy includes developing generic versions of controlled-release drug products with high barriers to entry.

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

Strategy

We focus our efforts on the following areas: (i) manufacturing of a line of generic pharmaceutical products with approved Abbreviated New Drug Applications (“ANDAs”); (ii) development of additional generic pharmaceutical products; (iii) development of the other product candidates in our pipeline including products co-developed with partners; (iv) commercial exploitation of our product candidates either by sales under our own label, license and the collection of royalties, or through the manufacture of our formulations; and (v) development of new products for sale under our own label, and the expansion of our licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

We continue to evaluate opportunities for the development of various types of drug products, including branded drug products which require New Drug Applications (“NDAs”) under Section 505(b)(1) or 505(b)(2) of the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Drug Price Competition Act”) as well as generic drug products which require ANDAs.

We believe that our business strategy enables us to reduce its risk by having a diverse product portfolio.

Commercial Products

We own, license, manufacture, sell or receive royalties from the following products currently being sold commercially:

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

Phendimetrazine 35mg is currently a commercial product being manufactured at the Northvale Facility and distributed by Elite Labs.

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

Phentermine 37.5mg

The ANDA for Phentermine was acquired by Elite in 2013.

Phentermine 37.5mg is currently a commercial product being manufactured at the Northvale Facility and distributed by Elite Labs.

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

Isradipine 2.5mg and Isradipine 5mg

The approved ANDAs for Isradipine 2.5mg and Isradipine 5mg were acquired by Elite in 2013

Isradipine 2.5mg and Isradipine 5mg are commercial products being manufactured by Elite at the Northvale Facility and distributed by Elite Labs.

Trimipramine 25mg, Trimipramine 50mg and Trimipramine 100mg

The approved ANDA for Trimipramine was acquired by Elite in 2017.

Trimipramine 25mg, Trimipramine 50mg and Trimipramine 100mg are a commercial product being manufactured by Elite at the Northvale Facility and distributed by Elite Labs.

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

Amphetamine IR Tablets are currently a commercial product being manufactured by Elite and distributed by Elite Labs.

Dantrolene Capsules

The approved ANDAs for Dantrolene 25mg, Dantrolene 50mg and Dantrolene 100mg were acquired by Elite in 2013. Dantrolene Capsules are a commercial product being manufactured by Elite at the Northvale Facility and distributed by Elite Labs.

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

Amphetamine ER Capsules are currently a commercial product being manufactured by Elite and distributed by Elite Labs.

Loxapine Capsules

The approved ANDA for Loxapine was acquired by Elite in 2013. Loxapine Succinate 5, 10, 25 and 50 mg are commercial products being manufactured by Elite at the Northvale Facility, launched commercially in May 2021 and distributed by Burel Pharmaceuticals, Inc, an affiliate of Prasco, LLC (“Burel”), on an exclusive basis.

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

On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for or SequestOx™. The mean Tmax (the amount of time that a drug is present at the maximum concentration in serum) of SequestOx™ was 4.6 hr. with a range of 0.5 hr. to 12 hr. and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective for the study was to determine if the reformulated SequestOx™ had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company paused clinical trials for this formulation of SequestOx™. On January 30, 2018, the Company reported positive topline results from a pilot study conducted for a modified SequestOx™ wherein, based on the results of this pilot study, the modified SequestOx™ formulation is expected to achieve bioequivalence with a Tmax range equivalent to the reference product when conducted in a pivotal trial under fed conditions. The Company has provided the pilot data to the FDA, requesting clarification as to the requirements for resubmission of the NDA. The FDA has provided guidance for repeated bio-equivalence studies in order to bridge the new formulation to the original SequestOx™ studies and also extended our filing fee waiver until July 2023. Due to the prohibitive cost of such repeated bio-equivalence studies and the uncertain commercial viability given the regulatory and competitive landscape, the Company has paused development of this product candidate.

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

Generic Products Filed

Currently the Company has filed a generic antimetabolite ANDA and a generic dopamine agonist ANDA and these products are under review by the FDA. The Company also submitted an ANDA for pain management and intends to provide supplemental data in Q3 2023 to complete the filing.

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

Doxycycline Hyclate Tablets

The Company received approval in April 2022 from the FDA of an ANDA for a generic version of an antibiotic product. According to QVIA (formerly QuintilesIMS Health) data, the branded product for this antibiotic and its equivalents had total annual U.S. sales of approximately $85 million for the twelve months ending September 30, 2019. The product is jointly owned by Elite and Praxgen Pharmaceuticals LLC, formerly SunGen Pharma LLC, (“Praxgen”).

Discontinued and Transferred Products

As part of standard operating practices, the Company, from time to time, as relevant, conducts evaluations of all ANDAs owned, consisting, without limitation, of ANDAs acquired or approved prior to the fiscal year ended March 31, 2023 (“Fiscal 2023”) and ANDAs acquired or approved during the Fiscal 2023. Such evaluations include, without limitation, costs and benefits relating to each ANDA owned, with such costs including those fees required under the FDA’s Generic Drug User Fee Amendment (“GDUFA”) which is significantly influenced by the number of ANDAs owned, and other costs and benefits taking into consideration various specific market factors for each ANDA. Those ANDAs with a cost/benefit profile not consistent with management criteria for continuation are identified for disposition and effort is made to determine the optimal course of action to achieve disposition of the ANDA.

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

Beginning on May 23, 2021 and continuing until the agreement terminates, Epic has exclusive marketing rights to Trimipramine Capsules and Isradipine Capsules. The products are manufactured by Elite for Epic on a cost-plus basis. In addition to the purchase prices for the products, Elite also receives license fees of 50% of gross profits or greater, with such being defined as net sales less the price paid to Elite for the products, distribution fees of less than 10% and shipping costs. This license was terminated as of March 31, 2023.

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

Under the agreement, Burel has exclusive marketing rights to Loxapine. The product is manufactured by Elite, and the Company receives manufacturing fees and license fees of 50% of gross profits or greater, with such being defined as net sales less the price paid to Elite for the products, distribution fees of less than 10% and shipping costs. This agreement was terminated as of March 31, 2023.

On April 5, 2023, the Company entered into a non-exclusive license agreement to manufacture, supply and distribute with Prasco, LLC and its affiliate Burel to distribute generic mixed amphetamine extended-release capsules in the United States (the “New Burel License”). The term of the agreement is two years from January 1, 2024 or the date of the first commercial sale, whichever occurs first.

Strategic Marketing Alliances with Lannett Company Inc.

The Company has entered into two separate license, supply and distribution agreements with Lannett Company Inc. (“Lannett”). The first agreement, dated March 6, 2019, relates to products that were co-developed with Praxgen (the “Lannett-Praxgen Product Alliance”). The second agreement, dated April 9, 2019, relates to products that were solely developed by Elite (the “Lannett-Elite Product Alliance”). Both agreements are collectively and individually referred to as the “Lannett Alliance”).

Pursuant to Lannett-Praxgen Product Alliance with Lannett, Lannett will be the exclusive U.S. distributor for Amphetamine IR Tablets and Amphetamine ER Capsules. Elite manufactures these products, which are purchased, marketed and distributed by Lannett under the Lannett label. In addition to the purchase prices for the products, Elite will receive license fees well in excess of 50% of net profits, which will be shared equally with Praxgen, pursuant to the Praxgen Agreement. Net profits are defined as net sales less the price paid to Elite for the products, distribution fees (less than 10%) and shipping costs. The Lannett-Praxgen Product Alliance has an initial term of three years and automatically renews for one year periods absent prior written notice of non-renewal. In addition to customary termination provisions, the Agreement permits Lannett to terminate with regard to a product on at least three months’ prior written notice if it determines to stop marketing and selling such product, and it permits Elite to terminate with regard to a product if at any time after the first twelve months from the first commercial sale, the average license fee paid by Lannett for such product is less than $100,000 for a six month sales period. In addition to manufacturing fees and license fees, Lannett also paid a $750,000 milestone, upon the March 2020 commercial launch of Amphetamine ER Capsules. This milestone payment was earned during March 2020 and was shared equally by Elite and Praxgen, pursuant to the Praxgen Agreement.

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

All agreements with Lannett were terminated as of March 31, 2023.

Pyros Agreement

On November 21, 2022, the Company entered into an agreement with Pyros Pharmaceuticals, Inc. (“Pyros”) pursuant to which the Company sold to Pyros its rights in and to the Company’s approved abbreviated new drug applications (ANDAs) for its generic Sabril drug. The Company sold its rights to Pyros for $1,000,000, which was recorded as gain on sale of ANDA during the year ended March 31, 2023. There is no further action required by the Company regarding the rights which would affect future periods.

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

Elite’s proprietary abuse-deterrent technology utilizes the pharmacological approach to abuse deterrence and consists of a multi-particulate capsule which contains an opioid agonist in addition to naltrexone, an opioid antagonist used primarily in the management of alcohol dependence and opioid dependence. When this product is taken as intended, the naltrexone is designed to pass through the body unreleased while the opioid agonist releases over time providing therapeutic pain relief for which it is prescribed. If the multi-particulate beads are crushed or dissolved, the opioid antagonist, naltrexone, is designed to release. The absorption of the naltrexone is intended to block the euphoria by preferentially binding to the same receptors in the brain as the opioid agonist and thereby reducing the incentive for abuse or misuse by recreational drug abusers.

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

The Company is currently not selling and is evaluating the market place when deciding to proceed with the above listed filed application.

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

The Company owns the following patents:

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

Elite sells its own products under an “Elite Labs” label.

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

Our Reporting Segments

We currently operate in two segments, which are products whose marketing approvals were secured via an ANDA and products whose marketing approvals were secured via an NDA. ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. For the years ended March 31, 2023 and 2022 revenue from our ANDA segment were $34.2 million and $32.3 million, respectively. For the years ended March 31, 2023 and 2022 revenue from our NDA segment were $0.0 million and $0.0 million, respectively.

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

Employees

As of June 15, 2023, we had 53 full time employees. Full-time employees are engaged in operations, administration, research, and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain, and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

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

Business Related Risks

●	The pharmaceutical industry is highly competitive.
●	Natural disasters and associated supply chain effects.
●	Interruptions in operations at our sole facility could have a material adverse effect on our business.
●	We may sell, withdraw or discontinue manufacture of certain products.
●	We may fail to successfully identify, develop, and commercialize new products.
●	Our operations could be disrupted by failure of our information systems or cyber-attacks.
●	Delays in product development may result in failure to achieve adequate return on investment.
●	Our business is dependent on market perceptions, social and political pressures, including public concern over the abuse of opioids.
●	Unstable economic conditions may adversely affect our business.
●	We depend on qualified scientific and technical personnel and our ability to attract and retained such.
●	Unsuccessful collaboration or licensing arrangements could limit revenues and product development.

Financial and Liquidity Related Risks

●	We have a relatively limited operating history and our operating results could fluctuate significantly.
●	Our ability to fund operations is uncertain and we may require additional financing to meet objectives.
●	We have substantial indebtedness which may adversely affect our financial condition.
●	There is a risk of impairment of significant intangible assets on our balance sheet.
●	GAAP requires estimates, judgements and assumptions which inherently contain uncertainties.

Legal and Regulatory Risks

●	The pharmaceutical industry is heavily regulated which creates uncertainty and substantial compliance costs.
●	Our business may be adversely affected by legislation or healthcare regulatory reform and initiatives.
●	Use of generics may be limited through legislative, regulatory or efforts of pharmaceutical companies.
●	New tariffs and evolving trade policy between the US and other countries may adversely affect our business.
●	The DEA could limit the availability of active ingredients used in many of our products.
●	Changes in FDA approval requirements may prevent or delay approval of new products.
●	We received a CRL from the FDA indicating that the SequestOx™ NDA is not ready for approval.
●	Regulatory factors may cause us to be unable to manufacture products or face interruptions in our manufacturing process.
●	Agreements between branded pharmaceutical companies and generic pharmaceutical companies are facing increased government scrutiny in the United States and Internationally.

Litigation and Liability Related Risks

●	We may not be able to obtain or maintain adequate insurance coverages.
●	Litigation, product liability claims, product recalls, government investigations and other significant legal proceedings are common in the pharmaceutical industry.
●	We are subject to various fraud and abuse laws which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.
●	Our products contain controlled substances which may subject us to increased litigation risk and regulation.
●	Mandatory REMS programs could increase the cost, burden, and liability associated with the commercialization of certain products.
●	Illegal distribution and third party sale of counterfeit versions of our products could have a detrimental effect on our reputation and business.

Structural and Organizational Risks

●	Provisions of our Articles of Incorporation could deter a change of management and discourage offers to acquire us.

Intellectual Property Related Risks

●	Our ability to protect intellectual property rights and successfully defend third party allegations of intellectual property infringement is vital to our business and uncertain.

Risks Related to our Common Shares

●	Dilution from issuance of shares to Lincoln Park, Directors, Employees, Consultants or upon exercise of warrants and options or the perception that dilution may occur could cause the price per share of common stock to fall.
●	Our common stock is a penny stock, quoted on the OTC bulletin board, with rules in place that could limit trading and liquidity of our shares, increased transaction costs that could adversely affect our price per share.
●	Shareholder activism could negatively affect us.
●	Our stock price has been volatile.
●	Capital raises through sales of securities may cause substantial dilution to existing shareholders.
●	Issuance of shares of common or preferred stock could make achieving a change of control more difficult.
●	We have no plans to pay regular dividends or conduct ordinary share purchases.

Business Related Risks

The pharmaceutical industry is highly competitive.

The pharmaceutical industry is highly competitive and subject to rapid and significant technological change, and we may be unable to compete effectively, which could impair our ability to implement our business model. Competitive factors faced include, without limitation, product development, safety, efficacy, commercialization, marketing, promotion, product quality, cost-effectiveness, reputation, service, patient convenience, access to scientific and technical information, and ability to manage operations in an economic environment that has been severely impacted by the COVID-19 pandemic. In addition, the pharmaceutical industry is undergoing rapid and significant technological change, and we expect competition to intensify as technical advances in each field are made and become more widely known. An increasing number of pharmaceutical companies have been or are becoming interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. We expect that competition in the field of drug delivery will increase in the future as other specialized research and development companies begin to concentrate on this aspect of the business. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in specialized drug delivery companies. Many of our competitors have longer operating histories and, they, and future competitors, may have greater financial, research and development, marketing, and other resources than we do. Furthermore, recent trends in this industry include market consolidation, which may further concentrate financial, technical, market and other strengths and resources with the result being a further increase competitive pressures existent in this industry. Such companies may develop new formulations and products, or may improve existing ones, more efficiently than we can. Our success, if any, will depend in part on our ability to keep pace with the changing technology in the fields in which we operate.

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

Natural disasters could cause closures of our facilities and disrupt our operations.

Furthermore, the occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, and other forms of severe hazards in the United States or in other countries in which we or our suppliers operate or are located could adversely affect our operations and financial performance. We have lost power or had to shut down operations as a result of extreme weather and natural disasters, most notably Superstorm Sandy. These types of unexpected events could result in physical damage to and complete or partial closure of one or more of distribution centers or manufacturing facilities, or the temporary or long-term disruption in the supply of products, and/or disruption of our ability to deliver products to customers. Further, the long-term effects of climate change on general economic conditions and the pharmaceutical manufacturing and distribution industry in particular are unclear, and changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our businesses. Existing insurance arrangements may not provide protection for the costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. Any long-term disruption in our ability to service our customers from one or more distribution centers or outsourcing facilities could have a material adverse effect on our operations, our business, results of operations and stock price.

Interruptions in operations at our sole facility could have a material adverse effect on our business.

If our manufacturing facility or the facilities of any of our suppliers fail to comply with regulatory requirements or encounter other manufacturing difficulties, it could adversely affect our ability to manufacture and supply products. All facilities and manufacturing processes used for the manufacture of pharmaceutical products are subject to inspection by regulatory agencies at any time and must be operated in conformity with current good manufacturing practice (“cGMP”) and, in the case of controlled substances, DEA regulations. Compliance with the FDA’s cGMP and DEA requirements applies to both drug products seeking regulatory approval and to approved drug products. In complying with cGMP requirements, pharmaceutical manufacturing facilities must continually expend significant time, money and effort in production, recordkeeping, quality assurance and quality control so that their products meet applicable specifications and other requirements for product safety, efficacy and quality. Failure to comply with applicable legal requirements subjects us, our manufacturing facilities and the facilities of our third-party suppliers to possible legal or regulatory action, including, without limitation, shutdown, which may adversely affect our ability to supply the product. Additionally, our manufacturing facilities, and those of our third party suppliers may face other significant disruptions due to labor strikes, failure to reach acceptable agreement with labor unions, infringement of intellectual property rights, vandalism, natural disaster, pandemics, storm or other environmental damage, civil or political unrest, export or import restrictions or other events. Were we not able to manufacture products at our manufacturing facilities or were our third party suppliers unable to manufacture products at their facilities because of regulatory, business or any other reasons, the manufacture and marketing of these products would be interrupted. This could have a material adverse impact on our business, results of operation, financial condition, cash flows, competitive position and ability to operate.

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

In order to obtain FDA approval to market a new drug product, we must demonstrate proof of safety and effectiveness in humans. To meet these requirements, we must conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming, and expensive process. Completion of necessary clinical trials may take several years or more. Delays associated with product candidates for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, without limitation, for example:

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

The process of developing and obtaining regulatory approvals for new products is time-consuming, costly and inherently unpredictable. There are direct, indirect, known and unknown risks inherent in the development of pharmaceuticals, including, without limitation, product candidates which initially show promise in preliminary pharmacological or marketing studies, but fail to yield the positive results consistent with initial indications. Product candidates we may develop may not receive the marketing authorizations necessary for us to market them and, if approved, we may be unable to successfully commercialize them on a timely basis or at all, or if commercialized, revenues and profits achieved from the sale of such products might not reach levels that provide sufficient return on those costs incurred during the commercialization process.

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

Public concern over the abuse of opioid medications, including increased legal and regulatory action, could also negatively affect our business. While Elite has de-emphasized its programs with respect to opioids and will continue to focus on products other than opioids, certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. State and local governmental agencies may investigate us as a manufacturer and/or distributor of medicines containing opioids or in conjunction with their investigation of other pharmaceutical wholesale distributors, and others in the supply chain that have a direct or indirect connection to our operations in relation to the distribution of opioid medications. In addition, multiple lawsuits have been filed against other pharmaceutical manufacturers and distributors alleging, among other claims, that they failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental entities have indicated an intent to sue these other manufacturers and distributors. While no such actions have been taken against us, the immediate effect on the Company has been an inability to commercialize and market three opioid products approved during fiscal years prior to the twelve months ended March 31, 2021 and a cessation of orders for another two other opioid products that had been marketed by our marketing partners. During the year ended March 31, 2020, we disposed of four approved ANDA’s for opioid products. As of March 31, 2023, we continue to hold one approved ANDA for an opioid product that, while approved by the FDA, has not been launched commercially. Further, defense against any such opioid related lawsuits could be cost-prohibitive resulting in an adverse material effect on our business, financial condition, results of operations, cash flows and stock price. Similar allegations made against us, even without litigation, could also negatively affect our business in various ways, including through increased costs and harm to our reputation. In addition, an adverse resolution of any lawsuit or investigation could also have a material adverse effect on our business, results of operations, cash flows and stock price.

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

As of March 31, 2023, we had cash on hand of approximately $7.8 million and a working capital surplus of $13.7 million, and, for the fiscal year ended March 31, 2023, we generated income from operations totaling $3.7 million, net other income totaling $0.3 million and net income of $3.6 million.

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

While growth in our current generic product line, consisting of Phentermine Tablets, Phentermine Capsules, Phendimetrazine Tablets, Naltrexone Tablets, Isradipine Capsules, Trimipramine Capsules, Loxapine capsules, Amphetamine IR Tablets, Amphetamine ER Capsules and Dantrolene Capsules, and successful commercialization of other products in our product development pipeline, may lead to eventual profitability, there can be no assurances of Elite becoming profitable. Furthermore, there can be no assurances of the continuation revenues being earned from the current generic product line, no assurances of Elite’s successful commercialization of other products in our development pipeline, and no assurances of Elite’s ability to continue as a going concern. In addition, there can be no assurances of Elite being able to raise additional funds in a timely manner, on acceptable terms, if needed to support commercial operations resulting in a material detrimental effect on Elite’s ability to become profitable and accordingly being a material factor to the detriment of Elite’s ability to continue as a going concern as well as having a material adverse effect on our business, results of operations, financial condition, and cash flow and ability to operate in the future.

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

We currently have substantial indebtedness. Total liabilities as of March 31, 2023, were $11.9 million, with such amount including, without limitation, $3.9 million in various loans, leases, and bonds payable, $0.5 million in derivative liabilities, and $7.5 million in current payables and accruals. The consequences of this substantial indebtedness could include:

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

Intangible assets represent a significant portion of our assets. As of March 31, 2023, intangible assets were approximately $6.3 million, or approximately 16% of our assets.

Generally accepted accounting principles in the United States (“GAAP”) requires that intangible assets be subject to regular impairment analysis to determine if changes in circumstances indicate that the value of the asset as recorded may not be recoverable. Such events or changes in circumstances are an inherent risk in the pharmaceutical industry and often cannot be predicted. However, should a change in circumstance occur, requiring the impairment of an intangible asset, the result of such an impairment may have an adverse material effect on our business, financial condition, results of operations, cash flows and stock price. During the year ended March 31, 2023, we determined that circumstances indicated that the value of our intangible assets may not be recoverable. During the year ended March 31, 2023, we recorded impairment of approximately $0.3 million of our ANDA and patent intangible assets.

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

Any such action could have an adverse effect on the Company’s business, operations and financial condition.

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

In addition, in certain circumstances, such as in the case of products that do not meet approved specifications or for which subsequent data demonstrate such products may be unsafe, ineffective or misused, it may be necessary for us to initiate voluntary or mandatory recalls or withdraw such products from the market. Any such recall or withdrawal could result in adverse publicity, costs connected to the recall and loss of revenue. Adverse publicity could also result in an increased number of additional product liability claims, whether or not these claims have a basis in scientific fact. See the risk factor “Our business is dependent on market perceptions, social and political pressures, including public concern over the abuse of opioids ” for more information.

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

We are subject to various fraud and abuse laws which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

In addition, as of March 31, 2023, there were outstanding warrants to purchase an aggregate of approximately 79 million shares of Common Stock at a cash exercise price of $0.1521 per share, vested options to purchase an aggregate of approximately 15.4 million shares at a weighted average cash exercise price of $0.07. Additional shares of Common Stock may be issuable as a result of anti-dilution provisions in the outstanding warrants, with such provisions excluding any shares issued to Lincoln Park from consideration .

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

In addition, our Common stock is quoted on the Venture Market (the “OTCQB”) which is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities. Because trades and quotations on the OTCQB involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our Common Stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase, and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTCQB at the time of the order entry. Orders for OTCQB securities may be cancelled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received, and processed by the OTCQB. Due to the manual order processing involved in handling OTCQB trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not be able to sell shares of Common Stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTCQB if the Common Stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTCQB may not have a bid price for securities bought and sold through the OTCQB. Due to the foregoing, demand for securities that are traded through the OTCQB may be decreased or eliminated.

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

Our stock price has been volatile.

The market price for the publicly traded stock of pharmaceutical companies is generally characterized by high volatility. There has been significant volatility in the market prices for our Common Stock. For the twelve months ended March 31, 2023, the closing sale price on the Venture Market (“OTCQB”) of our Common Stock fluctuated from a high of $0.05 per share to a low of $0.03 per share. The price per share of our Common Stock may not exceed or even remain at current levels in the future. The market price of our Common Stock may be affected by a number of factors, including, without limitation:

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

We own a facility located at 135-137 Ludlow Avenue, Northvale, New Jersey (“135 Ludlow”) which contains approximately 35,000 square feet of floor space. This real property and the improvements thereon are encumbered by a mortgage in favor of East West Bank.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the Venture Market (“OTCQB”) under the ticker symbol “ELTP”. The following table shows, for the periods indicated, the high and low bid prices per share of our Common Stock as by OTCQB. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year Ending March 31, 2023
March 31, 2023	$0.04	$0.03
December 31, 2022	$0.04	$0.03
September 30, 2022	$0.05	$0.03
June 30, 2022	$0.05	$0.03

Fiscal Year Ending March 31, 2022
March 31, 2022	$0.05	$0.03
December 31, 2021	$0.05	$0.03
September 30, 2021	$0.05	$0.04
June 30, 2021	$0.06	$0.05

As of June 20, 2023, the last reported sale price of our Common Stock, as reported by the OTCQB, was $0.03.

Holders

As of June 20, 2023, there were, respectively, approximately 111 holders of record of our Common Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Elite’s equity compensation plans as of March 31, 2023:

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

(1)	Represents securities reserved and available for grant under the 2014 Equity Incentive Plan

2014 Equity Incentive Plan

Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by the Board on March 17, 2014, to attract, motivate and retain officers, employees, consultants, and directors by issuing common stock-based incentives to directors, officers, employees, and consultants who are selected for participation. By relating incentive compensation to increases in shareholder value, it is hoped that these individuals will both continue in the long-term service of the Company and be motivated to experience a heightened interest and participate in the future success of Company operations. An aggregate of 3,000,000 shares of Common Stock were initially reserved for grant and issuance pursuant to the 2014 Plan. The 2014 Plan is administered and interpreted by our Compensation Committee (the “Administrator”). Awards under the 2014 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“NSOs”); (iii) stock appreciation rights, which may be granted in tandem with options or on a stand-alone basis; (iv) shares of restricted stock; (v) shares of unrestricted stock; (vi) performance shares, and (vii) performance units.

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

Results of Operations:

Years ended March 31, 2023 compared to March 31, 2022

Revenue, Cost of manufacturing and Gross profit:

	For the Years Ended March 31,		Change
	2023	2022	Dollars	Percentage
Manufacturing fees	$29,187,573	$26,951,863	$2,235,710	8%
Licensing fees	4,967,541	5,310,254	(342,713)	(6)%
Total revenue	34,155,114	32,262,117	1,892,997	6%
Cost of manufacturing	17,561,093	17,466,763	94,330	1%
Gross profit	$16,594,021	$14,795,354	$1,798,667	12%

Gross profit - percentage	49%	46%

Total revenues for the year ended March 31, 2023 increased by $1.9 million or 6%, to $34.2 million, as compared to $32.3 million for the prior year, primarily due to increased revenues from Amphetamine ER Capsules and Phentermine as compared to prior year.

Manufacturing fees increased by $2.2 million, or 8%, primarily due to manufacturing revenues increased from Amphetamine ER Capsules, as compared to the fiscal year ended March 31, 2022.

Licensing fees decreased by $0.3 million, or 6%. This decrease was primarily due to licensing fees decreasing from the sales of Amphetamine IR Tablets, Naltrexone Tablets, and Isradipine as compared to the fiscal year ended March 31, 2022.

Costs of manufacturing consist of manufacturing and assembly costs. Our costs of revenue increased by $0.1 million or 1%, to $17.6 million as compared to $17.5 million for the prior fiscal year. This increase was due to the increased manufacturing activities and related manufacturing revenues during the year ended March 31, 2023, as compared to the prior year. The increase in cost of revenues of 1%, compared with the increase in manufacturing fees of 8% is due to efficiencies gained in the manufacturing and sale of Amphetamine ER Capsules, which were launched during fiscal year 2021.

Our gross profit margin was 49% during the year ended March 31, 2023 as compared to 46% during the comparable prior fiscal year.

Operating expenses:

	For the Years Ended March 31,		Change
	2023	2022	Dollars	Percentage
Operating expenses:
Research and development	$6,200,163	$4,051,349	$2,148,814	53%
General and administrative	5,122,272	4,464,003	658,269	15%
Non-cash compensation	39,325	14,353	24,972	174%
Impairment of intangible assets	292,807	—	292,807	—%
Depreciation and amortization	1,263,452	1,194,939		68,5136%
Total operating expenses	$12,918,019	$9,724,644	$3,193,375	33%

Operating expenses consist of research and development costs, general and administrative, non-cash compensation and depreciation and amortization expenses. Operating expenses totaled for $12.9 million the year ended March 31, 2023, which increased approximately $3.2 million, or 33%, from the prior year, largely due to increases of $2.1 million in research and development costs, $0.7 million in general and administrative expenses, and $0.3 million in impairment of intangible assets. The changes in balance of each line item from the prior year are outlined below.

Research and development costs for the year ended March 31, 2023 were $6.2 million, an increase of $2.1 million, or 53%, from $4.1 million of such costs for the prior year. The increase was a result of the timing and nature of product development activities during the year ended March 31, 2023 as compared to the prior year.

General and administrative expenses for the year ended March 31, 2023 were $5.1 million, an increase of $0.7 million, or 15%, from $4.5 million of such costs for the prior year. The increase was due in large part to the increase in payroll-related expense and professional expense.

Non-cash compensation expense for the years ended March 31, 2023 and 2022 was less than $0.1 million.

Impairment of intangible assets the year ended March 31, 2023 was $0.3 million, compared with $0.0 in the prior year. The increase was due to impairment of ANDA and patent intangible assets.

Depreciation and amortization expenses for the year ended March 31, 2023 were $1.3 million, and remained relatively unchanged from $1.2 million of such costs for the prior year.

As a result of the foregoing, our income from operations for the year ended March 31, 2023 was $3.7 million, compared to income from operations of $5.1 million for the prior year.

Other income (expense):

	For the Years Ended March 31,		Change
	2023	2022	Dollars	Percentage
Other income, net:
Change in fair value of derivative instruments	$415,126	$1,425,409	$(1,010,283)	(71)%
Interest expense and amortization of debt issuance costs	(1,112,707)	(191,816)	(920,891)	480%
Gain on sale of ANDA	1,000,000	—	1,000,000	—%
Interest income	7,453	126	7,327	5,815%
Other income, net	$309,872	$1,233,719	$(923,847)	(75)%

Other income, net for the year ended the year ended March 31, 2023 was $0.3 million, a reduction of $0.9 million from the prior year. The decrease in other income, net was due to the recognition of gain of $1,000,000 related to the sale of ANDA during the year ended March 31, 2023. Additionally, change in fair value of derivative instruments decreased by approximately $1.0 million. Interest expense and amortization of debt issuance costs increased by approximately $0.9 million. The change in fair value of derivative instruments is largely due to decreases in the Company’s stock price during the year ended March 31, 2023 compared with the prior year. The change in interest expense and amortization of debt issuance costs is largely due to interest incurred on the EWB loan of approximately $12.0 million and EWB mortgage loan of approximately $2.6 million, entered into in April and July, 2022, respectively.

As a result of the foregoing, our income before income taxes for the year ended March 31, 2023 was $4.0 million, compared to $6.3 million for the prior year.

Liquidity and Capital Resources

Capital Resources

	March 31, 2023	March 31, 2022	Change
Current assets	$21,510,297	$18,861,389	$2,648,908
Current liabilities	$7,833,637	$6,694,241	$1,139,396
Working capital	$13,676,660	$12,167,148	$1,509,512

The Company considers cash and working capital balances as several of the factors the Company uses in evaluating its performance. As of March 31, 2023, the Company had cash on hand of $7.8 million and accounts receivable to be collected within expected operating cycles of $3.1 million. The Company believes that such resources, combined with the working capital surplus of $13.7 million and the continuation of ongoing operations, are sufficient to fund operations through the current operating cycle. For the year ended March 31, 2023, the Company had income from operations totaling $3.7 million, net other income totaling $0.3 million and a net income of $3.6 million. The Company’s other income and net income (loss) available to common shareholders are significantly influenced by the fluctuations in the fair value of warrant derivatives with such fair value bearing a strong inverse correlation to the market share price of the Company’s Common Stock.

Our working capital (total current assets less total current liabilities) increased by $1.5 million from $12.2 million as of March 31, 2022 to $13.7 million as of March 31, 2023, with such increase being primarily related to the net income of $3.6 million and a net positive operating cash flows of $3.3 million achieved during the year ended March 31, 2023.

Summary of Cash Flows:

	For the Years Ended March 31,
	2023	2022
Net cash provided by operating activities	$3,338,704	$6,508,314
Net cash used in investing activities	$(5,736,618)	$(498,566)
Net cash provided by (used in) financing activities	$1,702,199	$(667,133)

Net cash provided by operating activities for the year ended March 31, 2023 was $3.3 million, which included net income of $3.6 million, offset by non-cash (income) expenses totaling $1.8 million and net increases in assets and decreases in liabilities totaling $2.0 million.

Net cash provided by operating activities for the year ended March 31, 2022 was $6.5 million, which included net income of $8.9 million, offset by non-cash (income) expenses totaling $1.4 million and net increases in assets and decreases in liabilities totaling $1.0 million.

Net cash used in investing activities for the year ended March 31, 2023 was comprised of purchases of property and equipment of $5.7 million.

Net cash used in investing activities for the year ended March 31, 2022 was comprised of purchases of property and equipment of $0.5 million.

Net cash provided by financing activities was $1.7 million for the year ended March 31, 2023 which contained proceeds and loan payments related to the EWB mortgage loan and equipment loans.

Net cash used in financing activities was $0.7 million for the year ended March 31, 2022 which was offset primarily by loan payments.

Nasrat Promissory Note

In place of the EWB Term Loan, the Company has entered into a collateralized promissory note with an individual lender with rates comparable to the EWB Term Loan but with less restrictive covenants (a “Promissory Note”). As of June 2, 2023, a Promissory Note was placed with Nasrat Hakim, CEO and Chairman of the Board of Directors, for $3,000,000. The Promissory Note has an interest rate of 9% for the first year and 10% for an optional second year and the proceeds will be used for working capital and other business purposes.

East West Bank

On April 2, 2022, the Company and Elite Labs entered into a Loan and Security Agreement (the “EWB Loan Agreement”) with East West Bank (“EWB”). Pursuant to the EWB Loan Agreement, the Company and Elite Labs received one term loan for a principal amount of $12,000,000 (the “EWB Term Loan”) and a revolving line of credit up to $2,000,000 (the “EWB Revolver,” together with the “EWB Term Loan,” the EWB Loans”), each of which shall be used for working capital. As of March 31, 2023, the principal and interest on the EWB Term Loan has been paid in full by the Company and the EWB Loan Agreement is terminated.

Lincoln Park Capital

July 8, 2020 Purchase Agreement

On July 8, 2020, the Company entered into a purchase agreement (the “2020 LPC Purchase Agreement”), and a registration rights agreement (the “2020 LPC Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $25.0 million of the Company’s Common Stock, $0.001 par value per share, from time to time over the term of the 2020 LPC Purchase Agreement, at the Company’s direction. The 2020 LPC Purchase Agreement expires on August 1, 2023.

During the years ended March 31, 2023 and 2022, the Company did not issue any shares of Common Stock to Lincoln Park.

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

Bond issue costs of $354,454 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $14,178 for the fiscal year ended March 31, 2023.

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

Mortgage

On July 1, 2022, the East West Bank provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly leased by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at the Wall Street Journal Prime Rate (“WSJP”) plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of March 31, 2023, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2023.

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

Inventory

Inventory is recorded at the lower of cost or net realizable value on a specific identification by lot number basis.

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

During the year ended March 31, 2023, the Company determined that circumstances occurred which indicated that impairment of intangible assets may have occurred. The circumstances included a decrease in the Company’s stock price during the year ended March 31, 2023, compared with the prior year. The Company recorded impairment of approximately $0.3 million on its ANDA and patent intangible assets during the year ended March 31, 2023.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2023, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2014 and forward, and State, 2010 and forward. The Company did not have any unrecognized tax positions for the years ended March 31, 2023 and 2022.

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

Non-Financial Assets that are Measured at Fair Value on a Non-Recurring Basis

Non-financial assets such as intangible assets, and property and equipment are measured at fair value only when an impairment loss is recognized. The Company recorded impairment of approximately $0.3 million on its ANDA and patent intangible assets during the year ended March 31, 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2023 at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective as of June 28, 2023, Mark Pellegrino ceased to be employed by the Company. The Company has begun a search for a new chief financial officer. Nasrat Hakim, the Company’s President and Chief Executive Officer, will serve as the Company’s Principal Financial Officer and Principal Accounting Officer until a new chief financial officer is identified and hired.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position	Director/Officer Since	Director Class
Nasrat Hakim	62	President, Chief Executive Officer and Director	August 2013	III
Barry Dash, Ph. D.	92	Director	April 2005	II
Jeffrey Whitnell	67	Director	October 2009	III
Davis Caskey	75	Director	April 2016	I
Kirko Kirkov	55	Chief Commercial Officer	September 2022
Douglas Plassche	59	Executive Vice President of Operations	August 2013

The principal occupations and employment of each Director and executive officer during the past five years is set forth below. In each instance in which dates are not provided in connection with an individual’s business experience, such individual has held the position indicated for at least the past five years.

Pursuant to our amended and restated bylaws, our Board of Directors is classified into three separate classes of directors. Each director currently holds office until the expiration of the term of his class (each for three years) and until his successor is duly elected and qualified, or until such director’s death, resignation, or removal.

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

Jeffrey Whitnell

Jeffrey Whitnell has served as a Director since October 23, 2009, Chairman of the Audit Committee, member of the Compensation Committee since October 2009 and designated by the Board as an “audit committee financial expert” as defined under applicable rules under the Exchange Act. Since April 2015, Mr. Whitnell has provided financial advisory services, primarily to the healthcare industry, including LifeWatch Services, where he served as the Vice President, Finance & Controller. From June 2010 to March 2015, Mr. Whitnell was the Chief Financial Officer for ReliefBand Medical Technologies, a medical device company. From June 2009 to June 2010, Mr. Whitnell provided financial advisory services to various healthcare companies, including ReliefBand Medical Technologies. From June 2004 to June 2009, Mr. Whitnell was Chief Financial Officer and Senior Vice President of Finance at Akorn, Inc. From June 2002 to June 2004, Mr. Whitnell was Vice President of Finance and Treasurer for Ovation Pharmaceuticals (acquired by Lundeck). From 1997 to 2001, Mr. Whitnell was Vice President of Finance and Treasurer for MediChem Research (acquired by deCODE genetics). Prior to 1997, Mr. Whitnell held various finance positions at Akzo Nobel and Motorola. Mr. Whitnell began his career as an auditor with Arthur Andersen & Co. He is a certified public accountant and holds an M.B.A. in Finance from the University of Chicago Booth School of Business and a B.S. in Accounting from the University of Illinois. Mr. Whitnell’s qualifications as an accounting and audit expert led to the conclusion that he is qualified to serve as a director.

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

Kirko Kirkov

Mr. Kirkov joined Elite in September 2022, as an accomplished and multi-faceted leader with more than twenty years of in-depth business development skills across international pharmaceutical organizations. Before joining Elite, Mr. Kirkov served as General Manager of Vertice Pharma, a specialty generics pharmaceutical company, from February 2020 to present. From April 2008 to February 2020, Mr. Kirkov was employed by Sandoz and served in positions of increasing responsibilities beginning with Country Head & Managing Director of Bulgaria from 2008 to 2011. From 2011 to 2013, Mr. Kirkov served as Sandoz’s Business Unit Head, Branded Prescription Generics in Russia, and most recently, from January 2013 to February 2020, served as Sandoz’s Executive Director, Commercial Operations. Mr. Kirkov brings with him a broad range of experience in the areas of business development, operationalization of commercial strategy, and implementation of retail and wholesale channel sales operations, having overseen sales portfolios consisting of 400+ product families, and 1,500+ SKUs covering both generic and branded products.

Mr.Kirkov has a Bachelor of Science in Mechanical Engineering/Engineering Management from the University of Ottawa, two Masters of Science degrees respectively in Naval Architecture and Ocean Systems Management from the Massachusetts Institute of Technology, a Master of Science in Applied Positive Psychology and Coaching from the University of East London, and an MBA from the University of Durham.

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

Committees of the Board

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating Committee.

Audit Committee

The members of the Audit Committee are Jeffrey Whitnell (Chairman of the Audit Committee), Dr. Barry Dash, Davis Caskey and Nasrat Hakim. The Board of Directors has determined that Messrs. Whitnell, Dash, and Caskey are independent and Mr. Whitnell is qualified as an audit committee financial expert. The Board of Directors has determined that Messrs. Whitnell, Dash and Caskey are independent directors as (i) defined in Rule 10A-3(b)(1)(ii) under the Exchange Act and (ii) under Sections 803A(2) and 803B(2)(a) of the NYSE American LLC Company Guide (although our securities are not listed on the NYSE American LLC or any other national exchange).

Nominating Committee

The members of the Nominating Committee are Nasrat Hakim (Chairman of the Nominating Committee), Dr. Barry Dash, and Davis Caskey. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our last Annual Report on Form 10-K.

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

Based solely on its review of copies of such reports and upon written representations from each of the Company’s officers and directors, the Company believes that, for the year ended March 31, 2023, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent stockholders were complied with on a timely basis, except for one Form 3 filed on June 3, 2022 by Robert Chen, which was late due to a filing code issue, and one Form 4 filed on June 26, 2023 to report an award of options to Doug Plassche on January 3, 2023, which was late due to an administrative error.

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

ITEM 11. EXECUTIVE COMPENSATION

Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Shareholders which is to be filed subsequent to the date hereof are incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 23, 2023 (except as otherwise indicated), regarding beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of each such class, (ii) each of our directors, (iii) each of our executive officers and (iv) all our directors and executive officers as a group. As of June 23, 2023, we had 1,013,915,081 shares of Common Stock outstanding (exclusive of 0.1 million treasury shares). On any matter presented to the holders of our Common Stock for their action or consideration at any meeting of our Shareholders, each share of Common Stock entitles the holder to one vote.

As used in the table below and elsewhere in this report, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following June 23, 2023. Except as otherwise indicated, the Shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner of Common Stock	Common Stock		Percent (%) of Voting Securities Beneficially Owned
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors*	295,824,820	(1)	29.1%
Barry Dash, Director*	3,235,555	(2)	**	%
Jeffrey Whitnell, Director*	3,187,020	(3)	**	%
Davis Caskey, Director*	2,049,436	(4)	**	%
Douglas Plassche, Executive Vice President *	4,133,932	(5)	**	%
Robert Chen	—		**	%
Mark Pellegrino	—		**	%
All Directors and Officers as a group	308,430,763	(6)	30.4%

*	The address is c/o Elite Pharmaceuticals Inc., 165 Ludlow Avenue, Northvale, NJ 07647.
**	Less than 1%

(1)	Includes 167,114,882 shares of Common Stock held and 49,701,277 shares of Common Stock due and owing to Mr. Hakim as of March 31, 2023 (the latest practicable date) for compensation earned pursuant to Mr. Hakim’s employment agreement with the Company and 79,008,661 shares of Common Stock issuable upon cash exercise of the Series J Warrants with an exercise price of $0.1521 per share.
(2)	Includes 2,687,898 shares of Common Stock held and 547,657 shares of Common Stock due and owing to Dr. Dash as of March 31, 2023 (the latest practicable date) for Directors fees accrued as of such date.
(3)	Includes 2,639,363 shares of Common Stock held and 547,657 shares of Common Stock due and owing to Mr. Whitnell as of March 31, 2023 (the latest practicable date) for Directors fees accrued as of such date.
(4)	Includes 1,501,779 shares of Common Stock held and 547,657 shares of Common Stock due and owing to Mr. Caskey as of March 31, 2023 (the latest practicable date) Date for Directors fees accrued as of such date.
(5)	Includes 1,133,932 shares of Common Stock held and shares of Common Stock issuable upon cash exercise of vested options to purchase 3,000,000 shares of Common Stock and excludes 7,500,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.
(6)	Relates only to current directors and officers. Includes 175,077,854 shares of Common Stock held, 51,344,248 shares of Common Stock due and owing as of March 31, 2023 (the latest practicable date) for director’s fees and salaries accrued as of such date, 3,000,000 shares of Common Stock issuable upon cash exercise of vested options and 79,008,661 shares of Common Stock issuable upon cash exercise of warrants at an exercise price of $0.1521 per share of Common Stock, and excludes 7,500,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

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

	Fiscal 2023	Fiscal 2022
Audit Fees	$120,000	$120,000
Audit-Related Fees	$—	$—
Tax Fees	$10,000	$8,500

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

The Audit Committee has determined that Buchbinder’s rendering of these audit-related services was compatible with maintaining auditor’s independence. The Board of Directors considered Buchbinder to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in Fiscal 2023.

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

(2) The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.
3.1(b)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.
3.1(c)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
3.1(d)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.
3.1(e)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.
3.1(f)	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 29, 2020 and filed with the SEC on June 29, 2020.
3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 23, 2020 and filed with the SEC on April 23, 2020.
4.1	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.
4.2	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.
4.3	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
4.4	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
4.5	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.
4.6	Description of Common Stock, incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K, filed with the SEC on June 29, 2020
10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.
10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.
10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.
10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.
10.19	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.
10.20	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.
10.21	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.
10.22	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.
10.23	February 7, 2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.
10.24	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.
10.25	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.
10.26	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.
10.27	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).
10.28	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.
10.29	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).
10.30	Purchase Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.
10.31	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.
10.32	April 28, 2017 Exchange Agreement between the Company and Nasrat Hakim, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28. 2017.
10.33	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.
10.34	May 2017 Secured Promissory Note from the Company to Mikah Pharma, incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.
10.35	May 2017 Security Agreement between the Company to Mikah Pharma, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.
10.36	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.
10.37	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.38	Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.39	Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.40	Master Development and License Agreement For Products Between Elite Pharmaceuticals, Inc. And SunGen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.41	First Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.42	Second Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.43	May 22, 2018 License, Manufacturing and Supply Agreement with Glenmark Pharmaceuticals Inc. USA, incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and filed with the SEC on June 14, 2018. (Confidential treatment granted with respect to portions of the Agreement).
10.44	August 1, 2018 Amendment to the Glenmark Pharmaceuticals Inc. USA License, Supply and Distribution Agreement, incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.45	Development Agreement effective December 3, 2018 by and between Mikah Pharma LLC and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.46	Asset Purchase Agreement dated November 13, 2019 by and between the Company and Nostrum Laboratories Inc., incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020.
10.47	January 2, 2020 Amendment to the Glenmark Pharmaceuticals Inc. USA License, Supply and Distribution Agreement, incorporated by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.48	Asset Purchase Agreement executed January 16, 2020 by and between the Company and Nostrum Laboratories Inc., incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020.
10.49	Employment Agreement with Douglas Plassche, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, filed with the SEC on June 14, 2021.

10.50	Master Development and License Agreement for Products Between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC, effective as of June 10, 2021.(Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10), incorporated by reference to the 10-Q for the period ended June 30, 2021 and filed with the SEC on August 16, 2021.
10.51	License and Distribution Agreement by and between Elite Pharmaceuticals, Inc. and Dexcel Ltd. (Or Akiva, Israel), dated December 6, 2021, incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K for the period ended March 31, 2022, filed with the SEC on June 29, 2022.
10.52	February 18, 2022 Retention Agreement with Douglas Plassche, incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K for the period ended March 31, 2022, filed with the SEC on June 29, 2022.
10.53	Agreement for Sale and Purchase of Real Estate, dated April 8, 2022, by and between Clyde Wesp and Margaret Wesp as trustees of the Wesp Family Joint Living Trust UTD November 19, 2015 and the Company, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ended June 30, 2022 and filed with the SEC on August 15, 2022.
10.54	Loan and Security Agreement, dated April 1, 2022, by and among East West Bank, Elite Pharmaceuticals, Inc. and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ended June 30, 2022 and filed with the SEC on August 15, 2022.
10.55	Employment Agreement, dated September 5, 2022, between Elite Pharmaceuticals, Inc. and Kirko Kirkov, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2022.
21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K, for the period ended March 31, 2019 and filed with the SEC on June 21, 2019.
23.1	Consent of Buchbinder Tunick & Company LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer

Dated: June 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nasrat Hakim	Chief Executive Officer, President and Chairman of the	June 29, 2023
Board of Directors (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Barry Dash	Director	June 29, 2023

/s/ Jeffrey Whitnell	Director	June 29, 2023

/s/ Davis Caskey	Director	June 29, 2023

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Elite Pharmaceuticals, Inc., and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. and Subsidiary (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Intangible Assets — Refer to Notes 1 and 4 to the consolidated financial statements

Critical Audit Matter Description

As described in Note 1 and 4 to the consolidated financial statements, the Company has capitalized costs of $6,052,189 for ANDAs and $289,039 for patents. The Company evaluates its intangible assets for impairment annually during the fourth quarter in accordance with ASC Topic 350, Intangibles, Goodwill and Other, and whenever events or circumstances change that indicate impairment may have occurred.

Management performs a qualitative assessment of each intangible asset prior to performing a quantitative impairment test. Qualitative factors management considers include, the current revenue, cost factors of raw material and labor, current cash flows, legal and regulatory factors and industry and market considerations. If the qualitative assessment indicates the fair value is more likely than not less than the carrying value a quantitative test is performed. Management performed a quantitative test on certain intangible assets using a discounted cash flow methodology. The methods used to estimate the fair value of intangible assets involve significant assumptions. The significant assumptions applied by management in estimating the fair value of intangible assets included income projections and discount rates. Due to the significant estimates and assumptions management is required to make, we identified the fair value of intangible assets as a critical audit matter. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

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

We evaluated whether the assumptions used were reasonable by considering the historical revenue, current customer contracts, gross profit percentage and cost of debt discount rates, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Buchbinder Tunick & Company LLP

Buchbinder Tunick & Company LLP

We have served as the Company’s auditor since 2010.

Little Falls, New Jersey 07424

June 29, 2023

PCAOB ID: 6189

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	March 31, 2023	March 31, 2022
ASSETS
Current assets:
Cash	$7,832,247	$8,535,357
Accounts receivable, net of allowance for doubtful accounts of $-0-, respectively	3,094,549	3,057,913
Inventory	9,550,716	6,741,170
Prepaid expenses and other current assets	1,032,785	526,949
Total current assets	21,510,297	18,861,389

Property and equipment, net of accumulated depreciation of $14,586,335 and $13,348,565, respectively	10,426,158	5,952,992

Intangible assets	6,341,228	6,634,035

Operating lease - right-of-use asset	13,062	1,031,884

Deferred income tax benefit	2,171,821	2,171,821

Other assets:
Restricted cash - debt service for NJEDA bonds	412,434	405,039
Security deposits	21,018	91,738
Total other assets	433,452	496,777
Total assets	$40,896,018	$35,148,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,446,810	$1,430,985
Accrued expenses	5,047,726	4,693,142
Deferred revenue, current portion	13,333	13,333
Bonds payable, current portion, net of bond issuance costs	110,822	100,822
Loans payable, current portion	200,032	253,006
Lease obligation - operating lease, current portion	14,914	202,953
Total current liabilities	7,833,637	6,694,241

Long-term liabilities:
Deferred revenue, net of current portion	18,890	32,226
Bonds payable, net of current portion and bond issuance costs	1,029,018	1,139,848
Loans payable, net of current portion	2,532,502	249,046
Lease obligation - operating lease, net of current portion	—	835,893
Derivative financial instruments - warrants	521,711	936,837
Other long-term liabilities	—	38,780
Total long-term liabilities	4,102,121	3,232,630
Total liabilities	11,935,758	9,926,871

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(AUDITED)

(continued)

	March 31, 2023	March 31, 2022
Shareholders’ equity:
Common stock; par value $0.001; 1,445,000,000 shares authorized; 1,014,015,081 shares issued and 1,013,915,081 shares outstanding as of March 31, 2023; 1,011,381,988 shares issued and 1,011,281,988 shares outstanding as of March 31, 2022	1,014,019	1,011,385
Additional paid-in capital	164,750,980	164,577,227
Treasury stock; 100,000 shares as of March 31, 2023 and March 31, 2022; at cost	(306,841)	(306,841)
Accumulated deficit	(136,497,898)	(140,059,744)
Total shareholders’ equity	28,960,260	25,222,027
Total liabilities and shareholders’ equity	$40,896,018	$35,148,898

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the Years Ended March 31,
	2023	2022
Revenue:
Manufacturing fees	$29,187,573	$26,951,863
Licensing fees	4,967,541	5,310,254
Total revenue	34,155,114	32,262,117
Cost of manufacturing	17,561,093	17,466,763
Gross profit	16,594,021	14,795,354

Operating expenses:
Research and development	6,200,163	4,051,349
General and administrative	5,122,272	4,464,003
Non-cash compensation through issuance of stock options	39,325	14,353
Impairment of intangible assets	292,807	—
Depreciation and amortization	1,263,452	1,194,939
Total operating expenses	12,918,019	9,724,644

Income from operations	3,676,002	5,070,710

Other income, net:
Change in fair value of derivative instruments	415,126	1,425,409
Interest expense and amortization of debt issuance costs	(1,112,707)	(191,816)
Gain on sale of ANDA	1,000,000	—
Interest income	7,453	126
Other income, net	309,872	1,233,719

Income before income taxes	3,985,874	6,304,429

Income tax (expense) benefit	(424,028)	1,736,437

Net benefit for sale of state net operating losses and credits	—	857,379

Net income attributable to common shareholders	$3,561,846	$8,898,245

Basic net income per share attributable to common shareholders	$0.00	$0.01

Diluted net income per share attributable to common shareholders	$0.00	$0.01

Basic weighted average Common Stock outstanding	1,012,911,346	1,010,607,713

Diluted weighted average Common Stock outstanding	1,012,911,346	1,010,607,713

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(AUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2021	—	—	1,009,276,752	$1,009,279	$164,407,480	100,000	$(306,841)	$(148,957,989)	$16,151,929

Net income	—	—	—	—	—	—	—	8,898,245	8,898,245

Non-cash compensation through the issuance of employee stock options	—	—	—	—	14,353	—	—	—	14,353

Shares issued in payment of salaries	—	—	2,105,236	2,106	155,394	—	—	—	157,500

Balance as of March 31, 2022	—	$—	1,011,381,988	$1,011,385	$164,577,227	100,000	$(306,841)	$(140,059,744)	$25,222,027

Net income	—	—	—	—	—	—	—	3,561,846	3,561,846

Non-cash compensation through the issuance of employee stock options	—	—	—	—	39,325	—	—	—	39,325

Shares issued in payment of salaries	—	—	1,378,608	1,379	58,621	—	—	—	60,000

Shares issued in payment of consultants	—	—	1,254,485	1,255	75,807	—	—	—	77,062

Balance at March 31, 2023	—	$—	1,014,015,081	$1,014,019	$164,750,980	100,000	$(306,841)	$(136,497,898)	$28,960,260

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Years Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,561,846	$8,898,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,277,622	1,209,119
Amortization of operating leases - right-of-use assets	67,061	225,590
Impairment of intangible assets	292,807	—
Change in fair value of derivative financial instruments - warrants	(415,126)	(1,425,409)

Deferred income tax benefit	—	(2,171,821)
Non-cash compensation accrued	540,000	767,122
Non-cash compensation through the issuance of employee stock options	39,325	14,353
Non-cash rent expense and lease accretion	803	1,152
Change in operating assets and liabilities:
Accounts receivable	(36,636)	438,463
Inventory	(2,809,546)	(1,728,268)
Prepaid expenses and other current assets	(435,116)	209,796
Accounts payable, accrued expenses and other current liabilities	1,336,566	314,214
Deferred revenue and customer deposits	(13,336)	(13,332)
Lease obligations - operating leases	(67,566)	(230,910)
Net cash provided by operating activities	3,338,704	6,508,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,736,618)	(498,566)
Net cash used in investing activities	(5,736,618)	(498,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bond principal	(115,000)	(110,000)
Payments of loans and mortgage payable	(12,240,111)	—
Proceeds from loans and mortgage payable, net of transaction costs	14,438,985	—
Other loan payments	(381,675)	(557,133)
Net cash provided by (used in) financing activities	1,702,199	(667,133)

Net change in cash and restricted cash	(695,715)	5,342,615

Cash and restricted cash, beginning of period	8,940,396	3,597,781

Cash and restricted cash, end of period	$8,244,681	$8,940,396

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,098,537	$177,636
Cash paid for income taxes	$424,028	$—
Financing of equipment purchases and insurance renewal	$—	$244,124
Stock issued in payment of Directors fees, salaries and consulting expenses	$137,062	$157,500
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$—	$1,042,800

Reconciliation of cash and restricted cash
Cash	$7,832,247	$8,535,357
Restricted cash - debt service for NJEDA bonds	412,434	405,039
Total cash and restricted cash shown in statement of cash flows	$8,244,681	$8,940,396

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Elite Pharmaceuticals, Inc. (the “Company” or “Elite”) was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. (“Elite Labs”) was incorporated on August 23, 1990 under the laws of the State of Delaware. On January 5, 2012, Elite Pharmaceuticals was reincorporated under the laws of the State of Nevada. Elite Labs engages primarily in researching, developing, licensing, manufacturing, and sales of generic, oral dose pharmaceuticals. The Company is equipped to manufacture controlled-release products on a contract basis for third parties and itself, if and when the products are approved. These products include drugs that cover therapeutic areas for allergy, bariatric, attention deficit and infection. Research and development activities are performed with an objective of developing products that will secure marketing approvals from the United States Food and Drug Administration (“FDA”), and thereafter, commercially exploiting such products.

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

Revenue Recognition

The Company generates revenue from manufacturing and licensing fees and direct sales to pharmaceutical distributors for pharmacies and institutions. Manufacturing fees include the development of pain management products, manufacturing of a line of generic pharmaceutical products with approved ANDA, through the manufacture of formulations and the development of new products. Licensing fees include the commercialization of products either by license and the collection of royalties, or the expansion of licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2023.

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

c) Direct Sales

The Company will begin direct sales of products under the Company’s own label beginning on April 1, 2023. License agreements will remain in place for select products. With this transition, however, a large portion of the manufacturing and license fees now reported will be replaced with revenues from direct sales of pharmaceutical products to distributors for pharmacies and institutions.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Years Ended March 31,
	2023	2022
NDA:
Licensing fees	$—	$—
Total NDA revenue	—	—
ANDA:
Manufacturing fees	$29,187,573	$26,951,863
Licensing fees	4,967,541	5,310,254
Total ANDA revenue	34,155,114	32,262,117
Total revenue	$34,155,114	$32,262,117

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

Restricted Cash

As of March 31, 2023, and March 31, 2022, the Company had $412,434 and $405,039, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets

The Company capitalizes certain costs to acquire intangible assets; if such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life. Costs to acquire indefinite lived intangible assets, such as costs related to ANDAs and patents are capitalized accordingly.

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

For the year ended March 31, 2023, the Company determined indicators of impairment have occurred and recorded impairment expense of $292,807 on its ANDAs and patents.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2023, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2019 and forward, and State, 2016 and forward. The Company did not record unrecognized tax positions for the years ended March 31, 2023 and 2022.

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

Sale of ANDA

During the year ended March 31, 2023, the Company entered into an agreement with Pyros Pharmaceuticals, Inc. (“Pyros”) pursuant to which the Company sold to Pyros its rights in and to the Company’s approved abbreviated new drug applications (ANDAs) for its generic Sabril drug. The Company sold such rights to Pyros for $1,000,000, which was recorded as gain on sale of ANDA during the year ended March 31, 2023. There is no further action required by the Company regarding the rights which would affect future periods.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Years Ended March 31,
	2023	2022
Numerator
Net income attributable to common shareholders - basic	$3,561,846	$8,898,245
Effect of dilutive instrument on net income	(415,126)	(1,425,409)
Net income - diluted	$3,146,720	$7,472,836

Denominator
Weighted average shares of Common Stock outstanding - basic	1,012,911,346	1,010,607,713

Dilutive effect of stock options and convertible securities	—	—

Weighted average shares of Common Stock outstanding - diluted	1,012,911,346	1,010,607,713

Net income per share
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Liabilities
Derivative financial instruments - warrants	$521,711	$—	$—	$521,711

March 31, 2022
Liabilities
Derivative financial instruments - warrants	$936,837	$—	$—	$936,837

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

NOTE 2. INVENTORY

Inventory consisted of the following:

	March 31, 2023	March 31, 2022
Finished goods	$2,352,330	$159,808
Work-in-progress	1,791,311	1,203,204
Raw materials	5,407,075	5,378,158
	$9,550,716	$6,741,170

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2023	March 31, 2022
Land, building and improvements	$10,768,181	$5,456,524
Laboratory, manufacturing, warehouse and transportation equipment	13,364,512	13,017,731
Office equipment and software	395,563	373,601
Furniture and fixtures	484,237	453,701
	25,012,493	19,301,557
Less: Accumulated depreciation	(14,586,335)	(13,348,565)
	$10,426,158	$5,952,992

Depreciation expense was $1,237,770 and $1,194,939 for the years ended March 31, 2023 and 2022, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	March 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Book Value
Patent application costs	*	$465,684	$—	$(176,645)	$—	$289,039
ANDA acquisition costs	Indefinite	6,168,351	—	(116,162)	—	6,052,189
		$6,634,035	$—	$(292,807)	$—	$6,341,228

	March 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Additions	Reductions	Accumulated Amortization	Net Book Value
Patent application costs	*	$465,684	$—	$—	$—	$465,684
ANDA acquisition costs	Indefinite	6,168,351	—	—	—	6,168,351
		$6,634,035	$—	$—	$—	$6,634,035

*	Patent application costs were incurred in relation to the Company’s abuse deterrent opioid technology. Amortization of the patent costs will begin upon the issuance of marketing authorization by the FDA. Amortization will then be calculated on a straight-line basis through the expiry of the related patent(s).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. ACCRUED EXPENSES

As of March 31, 2023 and 2022, the Company’s accrued expenses consisted of the following:

	March 31, 2023	March 31, 2022
Salaries and fees payable in common stock	$4,125,000	$3,625,000
Income tax	414,989	414,989
Consultant contract fees	193,333	153,333
Audit fees	125,000	140,000
Director dues	70,000	90,000
Employee bonuses	—	143,000
Other accrued expenses	119,404	126,820
Total accrued expenses	$5,047,726	$4,693,142

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

The following tables summarize the Company’s bonds payable liability:

	March 31, 2023	March 31, 2022
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,245,000	$1,360,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(125,000)	(115,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,120,000	$1,245,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(249,294)	(235,124)
Bond offering costs, net	$105,160	$119,330

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$125,000	$115,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$110,822	$100,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	1,120,000	$1,245,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(90,982)	(105,152)
Long term portion of bonds payable, net of bond offering costs	$1,029,018	$1,139,848

Amortization expense was $14,178 for the years ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and March 31, 2022, interest payable was $6,744 and $7,367, respectively. Interest expense was $6,744 and $7,367 for the years ended March 31, 2023 and 2022, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
2024	125,000
2025	130,000
2026	140,000
2027	150,000
Thereafter	700,000
$1,245,000

NOTE 7. LOANS PAYABLE

On April 2, 2022, the Company and Elite Labs entered into a Loan and Security Agreement (the “EWB Loan Agreement”) with East West Bank (“EWB”). Pursuant to the EWB Loan Agreement, the Company and Elite Labs received one term loan for a principal amount of $12,000,000 (the “EWB Term Loan”) and a revolving line of credit up to $2,000,000 (the “EWB Revolver,” together with the “EWB Term Loan,” the EWB Loans”), each of which shall be used for working capital. The EWB Term Loan bears interest at a rate of 9.73% (1.73% plus the prime rate (“Prime”)) and is repayable over five years, maturing on May 1, 2027. The EWB Revolver bears interest at a rate of (8.87% (0.87% plus Prime)) and matures on May 1, 2027. The total transaction costs associated with the EWB Term Loan incurred as of March 31, 2023, were $40,120, which are being amortized on a monthly basis over five years, beginning in April 2022. The EWB Loans are secured by a security interest in the personal property of the Company and Elite Labs. The EWB Loan Agreement contains customary representations, warranties and covenants. These covenants include, but are not limited to, maintaining maximum leverage ratios of 3.50 to 1.00, minimum liquidity of $5,000,000, minimum cash of $1,000,000, a fixed charge coverage ratio of 1.25 to 1.00 and restrictions on mergers or sales of assets and debt borrowings. As of March 31, 2023, the principal and interest on the EWB Term Loan has been paid in full by the Company and the EWB Loan Agreement is terminated.

In place of the EWB Term Loan, the Company has entered into a collateralized promissory note with individual lenders with rates comparable to the EWB Term Loan but with less restrictive covenants (a “Promissory Note”). As of June 2, 2023, a Promissory Note was placed with Nasrat Hakim, CEO and Chairman of the Board of Directors, for $3,000,000. The Promissory Note has an interest rate of 9% for the first year and 10% for an optional second year and the proceeds will be used for working capital and other business purposes.

On July 1, 2022, the EWB provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at WSJP plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of March 31, 2023, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of March 31, 2023, the Company was in compliance with each financial covenant.

Loans payable consisted of the following:

	March 31, 2023	March 31, 2022
Mortgage loan payable 4.75% interest and maturing June 2032	$2,472,923	$—
Equipment and insurance financing loans payable, between 7.10% and 12.02% interest and maturing between September 2023 and October 2025	259,611	502,052
Less: Current portion of loans payable	(200,032)	(253,006)
Long-term portion of loans payable	$2,532,502	$249,046

The interest expense associated with the loans and mortgage payable was $1,013,874 and $62,845 for the years ended March 31, 2023 and 2022, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan and mortgage principal payments for the next five years are as follows:

Years ending March 31,	Amount
2024	200,032
2025	182,181
2026	115,330
2027	86,064
2028 and thereafter	2,148,927
$2,732,534

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $32,223 as of March 31, 2023, were comprised of a current component of $13,333 and a long-term component of $18,890. Deferred revenues in the aggregate amount of $45,559 as of March 31, 2022, were comprised of a current component of $13,333 and a long-term component of $32,226. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI Pharma (“TAGI”) licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance sheet date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet:

Lease	Classification	As of March 31, 2023
Assets
Operating	Operating lease – right-of-use asset	$13,062
Total leased assets		$13,062

Liabilities
Current
Operating	Lease obligation – operating lease	$14,914

Long-term
Operating	Lease obligation – operating lease, net of current portion	—
Total lease liabilities		$14,914

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. modified lease for the years ended March 31, 2023 and 2022 was $58,248 and $229,563, respectively. Rent expense under the Pompano Office Lease for the years ended March 31, 2023 and 2022 was $25,638 and $23,430, respectively. Rent expense is recorded in general and administrative expense in the audited consolidated statements of operations.

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the Pompano Office Lease:

Years ending March 31,	Amount
2024	15,214
2025	—
2026	—
2027	—
Thereafter	—
Total future minimum lease payments	15,214
Less: interest	(300)
Present value of lease payments	$14,914

The weighted-average remaining lease term and the weighted-average discount rate of our lease was as follows:

Lease Term and Discount Rate	March 31, 2023
Remaining lease term (years)
Operating leases	0.6

Discount rate
Operating leases	6%

The Company has an obligation for the restoration of its leased facility and the removal or dismantlement of certain property and equipment as a result of its business operation in accordance with ASC 410, Asset Retirement and Environmental Obligations – Asset Retirement Obligations. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The Company increases, annually, the liability related to this obligation. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records either a gain or loss. As of March 31, 2023, and March 31, 2022, the Company had a liability of $0 and $38,780, respectively, recorded as a component of other long-term liabilities.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. PREFERRED STOCK

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations (“Series J COD”). A total of 50 shares of Series J Preferred were authorized, zero shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01 as of March 31, 2023.

On April 27, 2017, a total of 24.0344 shares of Series J Preferred were issued pursuant to an exchange agreement (the “Exchange Agreement”) with Hakim, a related party and the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The Exchange Agreement provided for Hakim to exchange 158,017,321 shares of Common Stock for 24.0344 shares of Series J Preferred and warrants to purchase 79,008,661 shares of Common Stock at $0.1521 per share. The aggregate stated value of the Series J Preferred issued was equal to the aggregate value of the shares of Common Stock exchanged, with such value of each share of Common Stock exchanged being equal to the closing price of the Common Stock on April 27, 2017. In connection with the Exchange Agreement, the Company also issued warrants to purchase 79,008,661 shares of Common Stock at $0.1521 per share, and such warrants are classified as liabilities on the accompanying audited consolidated balance sheet as of March 31, 2023 (See Note 11).

An amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 995,000,000 shares to 1,445,000,000 shares was approved at the Company’s Annual Meeting of Shareholders held on December 4, 2019. Prior to the approval of the increase in the number of authorized shares, there were insufficient authorized shares if the Series J Preferred Stock were converted. As a result, the shares were classified in mezzanine equity. After the approval of the increase in the number of authorized shares, there are now sufficient authorized shares in the event of a full conversion of Series J Preferred Stock. With the approval of the increase in the number of authorized shares, there is no longer the presumption that a cash settlement will be required. Therefore, the Series J Preferred was reclassified from mezzanine equity to permanent equity at its carrying amount of $13,903,960 on the consolidated balance sheets as of March 31, 2023 and 2022.

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

The Company has 79,008,661 total warrant shares outstanding with a weighted average exercise price of $0.1521 as of March 31, 2023 and 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Series J Warrants was calculated using a Black-Scholes model instead of a Monte Carlo Simulation because the probability with the shareholder approval provisions was no longer a factor. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	March 31, 2023	March 31, 2022
Fair value of the Company’s Common Stock	$0.0290	$0.0350
Volatility	74.37%	76.55%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	4.1	5.1
Risk free rate	3.55%	2.40%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the year ended March 31, 2023 were as follows:

Balance at March 31, 2021	$2,362,246
Change in fair value of derivative financial instruments - warrants	(1,425,409)
Balance at March 31, 2022	$936,837
Change in fair value of derivative financial instruments - warrants	(415,126)
Balance at March 31, 2023	$521,711

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

The Company did not issue any shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the years ended March 31, 2023 and 2022. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement. The 2020 LPC Purchase Agreement will expire on August 1, 2023.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Common Stock Activity

During the years ended March 31, 2023 and 2022, the Company issued 2,633,093 and 2,105,236 shares of Common Stock, respectively, with such issuances of Common Stock being summarized as follows:

	March 31,
	2023	2022
Common Stock issued as of March 31, 2022 and 2021, respectively	1,011,381,988	1,009,276,752

Common Stock issued in payment of Directors fees, salaries and consulting fees	2,633,093	2,105,236
Common Stock issued during the fiscal year	2,633,093	2,105,236

Common Stock issued as of March 31, 2023 and 2022, respectively	1,014,015,081	1,011,381,988

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

During the year ended March 31, 2023, the Company accrued director’s fees totaling $90,000, which will be paid via cash payments totaling $30,000 and the issuance of 1,753,686 shares of Common Stock.

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

During the year ended March 31, 2023, the Company accrued salaries totaling $540,000 owed to the Company’s President, Chief Executive Officer and certain other employees which will be paid via the issuance of 14,956,851 shares of Common Stock. As of March 31, 2023, the Company owed its President, Chief Executive Officer and certain other employees’ salaries totaling $4,335,000 which will be paid via the issuance of 68,264,667 shares of Common Stock.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

Under its 2014 Stock Option Plan and prior options plans, the Company may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant. A summary of the activity of Company’s 2014 Stock Option Plan for the years ended March 31, 2023 and 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2021	5,900,000	$0.13	3.7	$6,000
Granted	500,000	$0.05	—	$—
Forfeited and expired	(750,000)	$—	—	$—
Outstanding at March 31, 2022	5,650,000	$0.14	2.8	$—
Granted	15,530,000	$0.03	10.0	$—
Forfeited and expired	(5,810,000)	$—	—	$—
Outstanding at March 31, 2023	15,370,000	$0.07	7.4	$—
Exercisable at March 31, 2023	4,182,000	$0.14	2.2	$—

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of March 31, 2023 and March 31, 2022 of $0.03 and $0.03, respectively. As of March 31, 2023, there was $205,340 in unrecognized stock-based compensation expense that will be recognized over a 1.5 year period.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 96% of the Company’s revenues for the year ended March 31, 2023. These two customers accounted for approximately 85% and 11% of revenues each, respectively.

Two customers accounted for approximately 95% of the Company’s revenues for the year ended March 31, 2022. These two customers accounted for approximately 84% and 11% of revenues each, respectively.

Accounts Receivable

One customer accounted for approximately 96% of the Company’s accounts receivable as of March 31, 2023.

Two customers accounted for approximately 91% of the Company’s accounts receivable as of March 31, 2022. These two customers accounted for approximately 78% and 13% of accounts receivable each, respectively.

Purchasing

One supplier accounted for approximately 34% of the Company’s purchases of raw materials for the year ended March 31, 2023.

Four suppliers accounted for more than 69% of the Company’s purchases of raw materials for the year ended March 31, 2022. These four suppliers accounted for approximately 51%, 7%, 6%, and 5% of purchases each, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following represents selected information for the Company’s reportable segments:

	For the Years Ended March 31,
	2023	2022
Operating Income by Segment
ANDA	10,393,857	10,744,005
NDA	—	—
	$10,393,857	$10,744,005

The table below reconciles the Company’s operating income by segment to income from operations before provision for income taxes as reported in the Company’s audited consolidated statement of operations:

	For the Years Ended March 31,
	2023	2022
Operating income by segment	$10,393,857	$10,744,005
Corporate unallocated costs	(3,581,468)	(3,696,881)
Interest income	7,453	126
Interest expense and amortization of debt issuance costs	(1,112,707)	(191,816)
Impairment of intangible assets	(292,807)	—
Depreciation and amortization expense	(1,263,452)	(1,194,939)
Significant non-cash items	(580,128)	(781,475)
Change in fair value of derivative instruments	415,126	1,425,409
Income before income taxes	$3,985,874	$6,304,429

NOTE 16. RELATED PARTY AGREEMENTS WITH MIKAH PHARMA, LLC

In May 2020, Praxgen, pursuant to an asset purchase agreement, assigned its rights and obligations under the Praxgen Agreement for Amphetamine IR and Amphetamine ER to Mikah Pharma LLC (“Mikah”). The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah will now be Elite’s partner with respect to Amphetamine IR and ER and will assume all the rights and obligations for these products from Praxgen. Mikah was founded in 2009 by Nasrat Hakim, a related party and the Company’s President, Chief Executive Officer and Chairman of the Board.

In June 2021, the Company entered into a development and license agreement with Mikah, pursuant to which Mikah will engage in the research, development, sales and licensing of generic pharmaceutical products. In addition, Mikah will collaborate to develop and commercialize generic products including formulation development, analytical method development, manufacturing, sales and marketing of generic products. Initially two generic products were identified for the parties to develop.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. INCOME TAXES

The components of the income taxes benefit (expense) are as follows:

	Year Ended March 31,
	2023	2022
Federal
Current	$784,577	$1,160,715
Deferred	—	2,171,821
Benefit of net operating loss carryforward	(784,577)	(1,160,715)

State
Current	(424,028)	(435,384)
Deferred	—	—

Income tax (expense) benefit	$(424,028)	$1,736,437

Benefit from sale of state net operating loss credits	$—	$857,379
Net benefit from sale of state net operating loss credits	$—	$857,379

The major components of deferred tax assets and liabilities as of March 31, 2023 and 2022 are as follows (amounts in thousands of dollars):

	Year Ended March 31,
	2023	2022
Federal
Net operating loss carry forward	$17,613	$21,180
Tax credits	4,993	4,764
Valuation allowance	(20,434)	(23,772)
	$2,172	$2,172
State
Net operating loss carry forward	$—	$747
Valuation Allowance	—	(747)
	$—	$—

At March 31, 2023 and 2022, a 90% and 90% valuation allowance is provided, respectively, as it is uncertain if the deferred tax assets will provide total future benefits because of the uncertainty about the Company’s ability to generate the future taxable income necessary to use the net operating loss carry forwards.

The company believes that temporary timing differences between accrual and payment of income taxes are not material to the financial position of the Company.

As of March 31, 2023, Elite has a federal net operating loss carry forward of $83.9 million, which have not expired. During 2022, the Company was able to release a portion of its valuation allowance as it determined future profits will offset a portion of its valuation allowance. During 2022, the Company recorded a tax benefit of $2.2 million as a result of this change in judgment. There is no change in the net deferred tax asset for 2023. Absent the above mentioned allowance, at March 31, 2023, the Company’s federal and state income taxes due were $0.0 million and $0.4 million, respectively.

