Form 10-K/A
period 2023-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2023-07-31
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED MARCH 31, 2023

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

The number of shares of the registrant’s Common Stock outstanding as of July 25, 2023 was 1,013,915,081.

Auditor Name	Auditor Location	Auditor Firm Id
Buchbinder Tunick & Company LLP	Little Falls, New Jersey 07424	6189

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the annual period ended March 31, 2023 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission on June 29, 2023 (the “Original Filing Date”). The purpose of this Amendment No. 1 is to:

●	disclose the information required by Item 11 of Part III of Form 10-K

●	delete the reference on the cover of the Original Filing to the incorporation by reference of certain information from our proxy statement into Part III of the Original Filing

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Form 10/K-A under Item 15 of Part IV hereof pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

ITEM 11. EXECUTIVE COMPENSATION

Role of the Compensation Committee

The Company formed the Compensation Committee in June 2007. Since the formation of the Compensation Committee all elements of the executives’ compensation are determined by the Compensation Committee, which currently is comprised of three independent non-employee directors, and one director who is also the Company’s Chief Executive Officer. However, the Compensation Committee’s decisions concerning the compensation of the Company’s Chief Executive Officer and equity awards are subject to ratification by the full Board of Directors. The members of the Compensation Committee are Dr. Barry Dash (Chairman of the Compensation Committee), Jeffrey Whitnell, Davis Caskey and Nasrat Hakim  . The Compensation Committee operates pursuant to a charter. Under the Compensation Committee charter, the Compensation Committee has authority to retain compensation consultants, outside counsel, and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants. During the fiscal year ended March 31, 2023, the Compensation Committee did not engage any advisors.

Named Executive Officers

The named executive officers for the fiscal year ended March 31, 2023 were:

●	Nasrat Hakim, Chief Executive Officer, and President for the full year;
●	Robert Chen, Chief Financial Officer, Secretary, and Treasurer of the Company from May 5, 2022 through February 25, 2023;
●	Kirko Kirkov, Chief Commercial Officer of the Company since September 6, 2022; and,
●	Douglas Plassche, Executive Vice President for the full year.

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

In the section below entitled “Agreements with Named Executive Officers”, we describe the breakdown between compensation paid in cash and in equity for each Named Executive Officer during the fiscal year ended March 31, 2023.

Bonuses

Named Executive Officers may earn discretionary bonuses, which are awarded by the Compensation Committee in its discretion after the end of a fiscal year based on its assessment of factors including Company and individual performance. Pursuant to his employment agreement, Mr. Hakim was eligible to earn an annual cash bonus, paid in accordance with the Company’s payroll practices for the fiscal year ended March 31, 2023 of up to 100% of his base salary ($500,000 for fiscal 2023), which he earned in full. In addition, as described in the section below entitled “Agreements with Named Executive Officers,” Mr. Plassche received a cash bonus of $120,000 during the fiscal year ended March 31, 2023, with such bonus paid pursuant to the Company’s employment contract with Mr. Plassche as further detailed below.    Mr. Chen, resigned on February 25, 2023 and did not receive a bonus during the fiscal year ended March 31, 2023. Mr. Kirkov earned a cash bonus of $43,750 during the fiscal year ended March 31, 2023.

Equity

As noted above, certain components of our Named Executive Officers’ fiscal year 2023 base salary and bonuses were payable in shares of Common Stock. In addition, Mr. Plassche is entitled to an annual grant of shares of Common Stock, as described in the section entitled “Agreements with Named Executive Officers” below. From time to time, we also grant stock options to our Named Executive Officers which generally vest over time, obtainment of a corporate goal or a combination of the two. During the fiscal year ended March 31, 2023, Mr. Kirkov received options to purchase 3,000,000 shares of Common Stock at a price of $0.035 per share. Mr. Plassche received options to purchase 7,500,000 shares of Common Stock at a price of $0.030 per share. Mr. Chen received options to purchase 900,000 shares of Common Stock at a price $0.040 per share. All options granted include vesting periods consisting of one-third of total options granted vesting on each of the first, second and third anniversaries of the grant date, with current employment being a requisite for all vesting. Options granted expire the earlier of ten years from the grant date or 90 days subsequent to the employee’s last date of employment.

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

Agreements with Named Executive Officers

Nasrat Hakim

Pursuant to his August 2013 employment agreement, as amended on January 12, 2016 (the “Hakim Employment Agreement”), Mr. Hakim receives an annual salary of $500,000 per year paid via issuance of shares of the Company’s Common Stock pursuant to the Company’s current procedures for paying Company executives in Common Stock. Mr. Hakim is also entitled to an annual bonus equal to up to 100% of his annual salary, payable in accordance with the Company’s payroll practices. The Board may also award discretionary bonuses in its sole discretion. Mr. Hakim is entitled to employee benefits (e.g., health, vacation, employee benefit plans and programs) consistent with other Company employees of his seniority, a car allowance of $1,500 and housing allowance of $5,000 per month, respectively. The Hakim Employment Agreement contains confidentiality, non-competition and other standard restrictive covenants.

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

Kirko Kirkov

On September 5, 2022, the Company entered into an employment agreement with Mr. Kirko Kirkov (“the Kirkov Employment Agreement”). Pursuant to the terms of the Kirkov Employment Agreement, Mr. Kirkov serves as an at-will employee in the position of its Chief Commercial Officer. The Kirkov Employment Agreement includes an initial annual base salary of $150,000, payable in accordance with the Company’s payroll practices. After one year of employment, Mr. Kirkov’s annual base salary shall be adjusted to $275,000 contingent upon achieving corporate goals including maintaining current revenues and profits and transitioning the Amphetamine IR and ER business.

For the first year of employment, Mr. Kirkov shall be entitled to an annual bonus equal to 50% of Kirkov’s annual salary (“Annual Bonus”) based on attaining agreed specific, measurable, achievable, relevant and time-based (“SMART”) objectives set by the CEO and Mr. Kirkov. For the second year and as long as Mr. Kirkov is employed by Company, Mr. Kirkov is entitled to a bonus equal to 50% of Mr. Kirkov’s annual salary distributed based on the following criteria:

a.	Guaranteed Bonus. Mr. Kirkov shall be entitled to twenty percent (20%) bonus payable in cash upon achieving personal KPI’s assigned by Mr. Kirkov and the CEO; and,
b.	Corporate Performance Bonuses. Mr. Kirkov shall be entitled to thirty percent (30%) bonus payable in cash upon Company achieving its goals.

Pursuant to the Kirkov Employment Agreement, the Board of Directors of the Company granted to Mr. Kirkov options to purchase 3,000,000 shares of Common Stock at a price of $0.035 per share, with such price being equal to the closing price of the Company’s stock as traded on the OTCQB market (ELTP). The options granted include vesting periods consisting of one-third of total options granted vesting on each of the first, second and third anniversaries of the grant date, with current employment being a requisite for all vesting. Options granted expire the earlier of ten years from the grant date or 90 days subsequent to the employee’s last date of employment.

Mr. Kirkov was entitled generally to the same employee benefits offered to other employees of the Company, subject to applicable eligibility requirements.

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

Mr. Plassche is also eligible for an annual bonus in cash and/or equity-based awards, with such annual bonus being awarded based upon the achievement of agreed milestones and at the discretion of the Company and its Chief Executive Officer. In addition, pursuant to the Plassche Employment Agreement, Mr. Plassche was initially granted options to purchase 3,000,000 shares of Common Stock, at a price of $ 0.07 per share, (the closing price of the Common Stock on the date of the Plassche Employment Agreement). The options were issued pursuant to the 2004 Employee Stock Option Plan and vested over a period of three years with the vesting period commencing one year from the date of issuance and expire ten years from the date of issuance.

Mr. Plassche is entitled to a monthly automobile allowance of $500.

Mr. Plassche’s employment is terminable by either party. If the Company terminates Mr. Plassche without cause, Mr. Plassche is entitled to an amount equal to six months of base annual salary in effect upon the date of termination.

Throughout his tenure, Mr. Plassche’s compensation was increased from time to time by the Board.

On March 1, 2022, Mr. Plassche’s compensation was adjusted to include an annual salary of $300,000 payable in accordance with the Company’s payroll practices.

On June 21, 2019, Mr. Plassche entered into a first retention agreement with the Company (the “2019 Plassche Retention Agreement”) as an incentive for his continued employment and cooperation which provided a retention bonus of $253,552, subject to his continued employment through June 30, 2021. This amount was earned and paid during the fiscal years ended March 31, 2022 and March 31, 2021.

On February 18, 2022, Mr. Plassche entered into a second retention agreement with the Company (the “2022 Plassche Retention Agreement”), as an incentive for his continued employment and cooperation during a transitional period for the Company. Pursuant to the 2022 Plassche Retention Agreement, Mr. Plassche is entitled to a $150,000 retention payment on each of October 31, 2022 and June 30, 2023, subject in each case to his continued employment through such date. The retention payments have been made to Mr. Plassche in accordance with 2022 Plassche Retention Agreement, with the final payment being made subsequent to fiscal year ended March 31, 2023.

Robert Chen

On May 5, 2022, the Company appointed Robert Chen to serve as the Company’s Chief Financial Officer, effective May 16, 2022. In connection with this appointment, Mr. Chen and the Company entered into a letter agreement (the “Chen Employment Agreement”).

Pursuant to the terms of the Chen Employment Agreement, commencing on May 16, 2022, Mr. Chen became an at-will employee of the Registrant as its Chief Financial Officer, receiving an annual base salary of $250,000, payable in accordance with the Registrant’s payroll practices. In addition, Mr. Chen was granted options to purchase 900,000 shares of Common Stock at a price of $0.0375 per share. The options granted include vesting periods consisting of one-third of total options granted vesting on each of the first, second and third anniversaries of the grant date, with current employment being a requisite for all vesting. Options granted expire the earlier of ten years from the grant date or 90 days subsequent to the employees last date of employment.

Mr. Chen’s resigned his position with the Company as of February 25, 2023. All stock options issued to Mr. Chen, expired prior to their vesting.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) [15]	All Other Compensation ($)	Total ($)
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors
	2023	500,000[1]	499,992[2]	—	78,000[3]	1,077,992
	2022	500,000[1]	500,000[2]	—	78,000[3]	1,078,000

Douglas Plassche, Executive Vice President
	2023	302,560[4]	232,000[5]	187,055[6]	6,000[7]	727,615
	2022	261,644[4]	393,902[5]	—	6,000[7]	661,546

Robert Chen, Chief Financial Officer[8]
	2023	197,917[9]	—	27,799[10]	—	225,716
	2022	—	—	—	—	—

Kirko Kirkov, Chief Commercial Officer[11]
	2023	86,364[12]	43,750[13]	86,799[14]	—	216,913
	2022	—	—	—	—	—

1	Represents salary earned by Mr. Hakim pursuant to the Hakim Employment Agreement for the fiscal years ended March 31, 2023 and 2022, with such amounts to be paid via the issuance of Common Stock in lieu of cash. No shares have been issued in payment of salaries earned during the fiscal years ended March 31, 2023 and 2022. In aggregate a total of $3,125,000 in salaries are accrued due and owing to Mr. Hakim for salaries earned during the fiscal years ended March 31, 2023, 2022 and the sixty month period ended March 31, 2021, with the issuance date of such shares being undetermined.

2	Represents bonus earned by Mr. Hakim for the fiscal years ended March 31, 2023 and 2022, respectively, and paid in accordance with the Company’s payroll practices.

3	Represents annual auto and housing allowances of $18,000 and $60,000, respectively.

4	Represents salaries earned by Mr. Plassche pursuant to the Plassche Employment Agreement and paid in accordance with the Company’s payroll practices.

5	Fiscal year 2023 amount represents cash bonuses earned pursuant to the Plassche Employment Agreement and the 2022 Plassche Retention Agreement. Fiscal year 2022 amount represents cash bonuses totaling $375,152 earned pursuant to Plassche Employment Agreement and the 2019 Plassche Retention Agreement and $18,750 of salaries earned during the fiscal year ended March 31, 2022, which Mr. Plassche elected to receive in cash instead of via the issuance of Common Stock

6	Represents options to purchase 7,500,000 shares of Common Stock at a price of $0.03 per share and valued via application of the Black Scholes options pricing model.

7	Represents annual auto allowances.

8	Mr. Chen served as the Company’s Chief Financial Officer from his appointment on May 5, 2022 through his resignation on February 25, 2023.

9	Represents salaries earned by Mr. Chen pursuant to the Chen Employment Agreement and paid in accordance with the Company’s payroll practices.

10	Represents options to purchase 900,000 shares of Common Stock at a price of $0.0375 per share and valued via application of the Black Scholes options pricing model. These options expired without vesting as a result of Mr. Chen’s resignation from the Company on February 25, 2023.

11	Mr. Kirkov was appointed as the Company’s Chief Commercial Officer on September 6, 2022.

12	Represents salaries earned by Mr. Kirkov pursuant to the Kirkov Employment Agreement and paid in accordance with the Company’s payroll practices.

13	Represents cash bonuses earned and accrued during the fiscal year ended March 31, 2023, pursuant to the Kirkov Employment Agreement, with such accrued cash bonus being paid during June 2023.

14	Represents options to purchase 3,000,000 shares of Common Stock at a price of $0.035 per share and valued via application of the Black Scholes options pricing model.

15	The amounts in these columns reflect the grant date fair value of stock option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. See Note 13 to the Consolidated Financial Statements contained in the Company’s report on Form 10-K for the fiscal year ended March 31, 2023 for the assumptions used in the valuations that appear in this column.

Outstanding Equity Awards as of March 31, 2023

Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Options Exercise Price ($)	Option Expiration Date
Douglas Plassche	3,000,000	—	$0.070	7/23/2023
Douglas Plassche	—	7,500,0001	$0.030	1/3/2033
Kirko Kirkov	—	3,000,0002	$0.035	9/5/2032
Robert Chen	—	—
Nasrat Hakim	—	—

1	Options vest in equal annual increments of 2,500,000 shares on January 3, 2024, January 3, 2025 and January 3, 2026.

2	Options vest in equal annual increments of 1,000,000 shares on September 5, 2023, September 5, 2024 and September 5, 2025

Director Compensation

The following table sets forth information concerning director compensation for the year ended March 31, 2023:

Name	Fees Earned or Paid In Cash [1] ($)	Stock Awards[1] ($)	Total ($)
Barry Dash	10,000[2]	20,000[3]	30,000
Jeffrey Whitnell	10,000[2]	20,000[3]	30,000
Davis Caskey	10,000[2]	20,000[3]	30,000

1	Please refer to the section below titled “Director Fee Compensation” for details on the Company’s director fee compensation policy. No directors held unexercised or unvested stock or option awards as of March 31, 2023.

2	Amounts represent Director fees earned during the fiscal year ended March 31, 2023 which are to be paid in cash. These fees were accrued as of March 31, 2023 and will be paid during the fiscal year ended March 31, 2024.

3	Amounts represents Director fees earned during the fiscal year ended March 31, 2023 which are paid via the issuance of 584,562 Common Shares issued to each of Dr. Dash, Mr. Whitnell and Mr. Caskey. The shares will be issued during the fiscal year ended March 31, 2024. Please see Note 13 to the Consolidated Financial Statements contained in the Company’s report on Form 10-K for the fiscal year ended March 31, 2023 for a discussion of the valuation of Common Shares issued in payment of Director fees.

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

Other

The Company’s Articles of Incorporation, as amended, provide for the indemnification of each of the Company’s directors to the fullest extent permitted under Nevada General Corporation Law.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit No.	Description
3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.
3.1(b)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.
3.1(c)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
3.1(d)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.
3.1(e)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.
3.1(f)	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 29, 2020 and filed with the SEC on June 29, 2020.
3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 23, 2020 and filed with the SEC on April 23, 2020.
4.1	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.
4.2	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.
4.3	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
4.4	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
4.5	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.
4.6	Description of Common Stock, incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K, filed with the SEC on June 29, 2020
10.1	Elite Pharmaceuticals, Inc. 2014 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders, filed with the SEC on April 3, 2014.
10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.
10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.
10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.
10.19	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.
10.20	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.
10.21	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.
10.22	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.
10.23	February 7, 2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.
10.24	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.
10.25	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.
10.26	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.
10.27	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).
10.28	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.
10.29	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).
10.30	Purchase Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.
10.31	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.
10.32	April 28, 2017 Exchange Agreement between the Company and Nasrat Hakim, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28. 2017.
10.33	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.
10.34	May 2017 Secured Promissory Note from the Company to Mikah Pharma, incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.
10.35	May 2017 Security Agreement between the Company to Mikah Pharma, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.
10.36	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.
10.37	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.38	Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.39	Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.40	Master Development and License Agreement For Products Between Elite Pharmaceuticals, Inc. And SunGen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.41	First Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.42	Second Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.43	May 22, 2018 License, Manufacturing and Supply Agreement with Glenmark Pharmaceuticals Inc. USA, incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and filed with the SEC on June 14, 2018. (Confidential treatment granted with respect to portions of the Agreement).
10.44	August 1, 2018 Amendment to the Glenmark Pharmaceuticals Inc. USA License, Supply and Distribution Agreement, incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.45	Development Agreement effective December 3, 2018 by and between Mikah Pharma LLC and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.46	Asset Purchase Agreement dated November 13, 2019 by and between the Company and Nostrum Laboratories Inc., incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020.
10.47	January 2, 2020 Amendment to the Glenmark Pharmaceuticals Inc. USA License, Supply and Distribution Agreement, incorporated by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.48	Asset Purchase Agreement executed January 16, 2020 by and between the Company and Nostrum Laboratories Inc., incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020.
10.49	Employment Agreement with Douglas Plassche, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, filed with the SEC on June 14, 2021.

10.50	Master Development and License Agreement for Products Between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC, effective as of June 10, 2021.(Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10), incorporated by reference to the 10-Q for the period ended June 30, 2021 and filed with the SEC on August 16, 2021.
10.51	License and Distribution Agreement by and between Elite Pharmaceuticals, Inc. and Dexcel Ltd. (Or Akiva, Israel), dated December 6, 2021, incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K for the period ended March 31, 2022, filed with the SEC on June 29, 2022.
10.52	February 18, 2022 Retention Agreement with Douglas Plassche, incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K for the period ended March 31, 2022, filed with the SEC on June 29, 2022.
10.53	Agreement for Sale and Purchase of Real Estate, dated April 8, 2022, by and between Clyde Wesp and Margaret Wesp as trustees of the Wesp Family Joint Living Trust UTD November 19, 2015 and the Company, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ended June 30, 2022 and filed with the SEC on August 15, 2022.
10.54	Loan and Security Agreement, dated April 1, 2022, by and among East West Bank, Elite Pharmaceuticals, Inc. and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ended June 30, 2022 and filed with the SEC on August 15, 2022.
10.55	Employment Agreement, dated September 5, 2022, between Elite Pharmaceuticals, Inc. and Kirko Kirkov, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2022.
21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K, for the period ended March 31, 2019 and filed with the SEC on June 21, 2019.
23.1	Consent of Buchbinder Tunick & Company LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously filed.

** Filed herewith.

*** Previously Furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer

Dated: July 31, 2023