Form 10-Q
period 2023-06-30
ELITE PHARMACEUTICALS INC /NV/
filed 2023-08-14
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 1,014,015,081 shares of Common Stock were issued, and 1,013,915,081 shares of Common Stock were outstanding as of August 14, 2023.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash	$9,076,659	$7,832,247
Accounts receivable, net of allowance for expected credit losses of $100,000 and $0 as of June 30, 2023 and March 31, 2023, respectively	6,201,448	3,094,549
Inventory	11,168,431	9,550,716
Prepaid expenses and other current assets	998,058	1,032,785
Total current assets	27,444,596	21,510,297

Property and equipment, net of accumulated depreciation of $14,914,617 and $14,586,335, respectively	10,097,876	10,426,158
Intangible assets, net of accumulated amortization of $-0-	6,341,228	6,341,228
Operating lease - right-of-use asset	7,528	13,062
Deferred income tax asset	2,171,821	2,171,821
Other assets:
Restricted cash - debt service for NJEDA bonds	415,430	412,434
Security deposits	21,018	21,018
Total other assets	436,448	433,452
Total assets	$46,499,497	$40,896,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,874,925	$2,446,810
Accrued expenses	5,929,353	5,047,726
Deferred revenue, current portion	13,333	13,333
Bonds payable, current portion, net of bond issuance costs	110,822	110,822
Loans payable, current portion	140,454	200,032
Related party loans payable (Note 7)	4,000,000	—
Lease obligation - operating lease, current portion	8,586	14,914
Total current liabilities	12,077,473	7,833,637

Long-term liabilities:
Deferred revenue, net of current portion	15,556	18,890
Bonds payable, net of current portion and bond issuance costs	1,032,568	1,029,018
Loans payable, net of current portion and loan costs	2,545,753	2,532,502
Derivative financial instruments - warrants	711,078	521,711
Total long-term liabilities	4,304,955	4,102,121
Total liabilities	16,382,428	11,935,758
Shareholders’ equity:
Common stock; par value $0.001; 1,445,000,000 shares authorized; 1,014,015,081 shares issued and 1,013,915,081 shares outstanding as of June 30, 2023; 1,014,015,081 shares issued and 1,013,915,081 shares outstanding as of March 31, 2023	1,014,019	1,014,019
Additional paid-in capital	164,765,980	164,750,980
Treasury stock; 100,000 shares as of June 30, 2023 and March 31, 2023, respectively, at cost	(306,841)	(306,841)
Accumulated deficit	(135,356,089)	(136,497,898)
Total shareholders’ equity	30,117,069	28,960,260
Total liabilities and shareholders’ equity	$46,499,497	$40,896,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2023	2022
Revenue:
Manufacturing fees	$7,909,237	$6,327,141
Licensing fees	1,070,839	1,345,767
Total revenue	8,980,076	7,672,908
Cost of manufacturing	4,229,521	3,675,061
Gross profit	4,750,555	3,997,847

Operating expenses:
Research and development	1,143,545	955,443
General and administrative	1,661,704	1,718,104
Non-cash compensation through issuance of stock options	15,000	5,322
Depreciation and amortization	328,282	296,294
Total operating expenses	3,148,531	2,975,163

Income from operations	1,602,024	1,022,684

Other income (expense):
Change in fair value of derivative instruments	(189,367)	(500,143)
Interest expense and amortization of debt issuance costs	(119,412)	(216,787)
Interest income	3,516	129
Other expense, net	(305,263)	(716,801)

Income before income taxes	1,296,761	305,883

Income tax expense	(154,952)	—

Net income attributable to common shareholders	$1,141,809	$305,883

Basic net income per share attributable to common shareholders	$0.00	$0.00

Diluted net income per share attributable to common shareholders	$0.00	$0.00

Basic weighted average Common Stock outstanding	1,013,915,081	1,011,381,988

Diluted weighted average Common Stock outstanding	1,014,572,821	1,011,381,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of April 1, 2023	—	$—	1,013,915,081	$1,014,019	$164,750,980	100,000	$(306,841)	$(136,497,898)	$28,960,260

Net income	—	—	—	—	—	—	—	1,141,809	1,141,809

Non-cash compensation through the issuance of employee stock options	—	—	—	—	15,000	—	—	—	15,000

Balance at June 30, 2023	—	$—	1,013,915,081	$1,014,019	$164,765,980	100,000	$(306,841)	$(135,356,089)	$30,117,069

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of April 1, 2022	—	—	1,011,381,988	$1,011,385	$164,577,227	100,000	$(306,841)	$(140,059,744)	$25,222,027

Net income	—	—	—	—	—	—	—	305,883	305,883

Non-cash compensation through the issuance of employee stock options	—	—	—	—	5,322	—	—	—	5,322

Balance at June 30, 2022	—	$—	1,011,381,988	$1,011,385	$164,582,549	100,000	$(306,841)	$(139,753,861)	$25,533,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,141,809	$305,883
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	328,282	296,294
Bad debt expense	100,000	—
Amortization of operating leases - right-of-use assets	5,534	51,013
Change in fair value of derivative financial instruments - warrants	189,367	500,143
Non-cash compensation through the issuance of employee stock options	15,000	5,322
Non-cash rent expense and lease accretion	192	602
Change in operating assets and liabilities:
Accounts receivable	(3,206,899)	(907,196)
Inventory	(1,617,715)	(875,993)
Prepaid expenses and other current assets	34,727	(180,974)
Accounts payable, accrued expenses and other current liabilities	309,550	299,968
Deferred revenue	(3,334)	(3,337)
Lease obligations - operating leases	(6,328)	(49,241)
Net cash used in operating activities	(2,709,815)	(557,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(94,597)
Net cash used in investing activities	—	(94,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	—	12,000,000
Proceeds from related party loans payable	4,000,000	—
Loan payments	(42,777)	(103,536)
Net cash provided by financing activities	3,957,223	11,896,464

Net change in cash and restricted cash	1,247,408	11,244,351

Cash and restricted cash, beginning of period	8,244,681	8,940,396

Cash and restricted cash, end of period	$9,492,089	$20,184,747

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$119,412	$216,787
Cash paid for income taxes	$127,522	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on June 29, 2023. The interim results for the three months ended June 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2024 or for any future periods.

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

The Company has determined that its reportable segments are products whose marketing approvals were secured via an Abbreviated New Drug Application (“ANDA”) and products whose marketing approvals were secured via a New Drug Application (“NDA”). ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals.

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

The Company recognizes revenue when the customer obtains control of the Company’s product based on the contractual shipping terms of the contract, at which time the performance obligation is deemed to be completed. The Company is primarily responsible for fulfilling the promise to provide the product, is responsible to ensure that the product is produced in accordance with the related supply agreement and bears risk of loss while the inventory is in-transit to the commercial partner. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to a customer.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2023.

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

c) Direct Sales

The Company began direct sales of products under the Company’s own label on April 1, 2023. License agreements will remain in place for select products. With this transition, however, a large portion of the manufacturing and license fees now reported will be replaced with revenues from direct sales of pharmaceutical products to distributors for pharmacies and institutions.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The Company recognizes revenue at a point in time for all performance obligations. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended June 30,
	2023	2022
ANDA:
Manufacturing fees	$7,909,237	$6,327,141
Licensing fees	1,070,839	1,345,767
Total ANDA revenue	8,980,076	7,672,908
Total revenue	$8,980,076	$7,672,908

Selected information on reportable segments and reconciliation of operating income by segment to income from operations before income taxes are disclosed within Note 15.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash

Cash consists of cash on deposit with banks and money market instruments. The Company places its cash with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Restricted Cash

As of June 30, 2023, and March 31, 2023, the Company had $415,430 and $412,434, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable are comprised of balances due from customers, net of estimated allowances for expected credit losses. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

The allowance for expected credit losses is based on the probability of future collection under the current expected credited loss (“CECL”) impairment model under Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Assets, which was adopted by the Company on February 1, 2023, as discussed below within Recently Adopted Accounting Pronouncements. Under the CECL impairment model, the Company determines its allowance by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as external forecasts, macroeconomic trends or other factors including customers’ credit risk and historical loss experience. The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to credit losses in the period incurred.

Prior to April 1, 2023, trade receivables were presented net of allowance for expected credit losses based on the credit risk of specific clients, past collection history, and management’s evaluation of other risks. Expected credit losses stemming from unbilled receivables expected to be billed between March 31, 2024 and March 31, 2028 include additional risk premiums estimated based on factors such as projected inflation, projected decreases in GDP, and projected unemployment.

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

During the year ended March 31, 2023, the Company determined indicators of impairment occurred and recorded impairment expense of $292,807 on its ANDAs and patents. There were no such impairment recorded during the period ended June 30, 2023.

The following table summarizes the Company’s intangible assets as of and for the periods ended June 30, 2023 and March 31, 2023:

	June 30, 2023
	Estimated	Gross
	Useful	Carrying	Impairment	Accumulated	Net Book
	Life	Amount	losses	Amortization	Value
Patent application costs	*	$289,039	$—	$—	$289,039
ANDA acquisition costs	Indefinite	6,052,189	—	—	6,052,189
		$6,341,228	$—	$—	$6,341,228

	March 31, 2023
	Estimated	Gross
	Useful	Carrying	Impairment	Accumulated	Net Book
	Life	Amount	losses	Amortization	Value
Patent application costs	*	$465,684	$(176,645)	$—	$289,039
ANDA acquisition costs	Indefinite	6,168,351	(116,162)	—	6,052,189
		$6,634,035	$(292,807)	$—	$6,341,228

Research and Development

Research and development expenditures are charged to expenses as incurred.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of June 30, 2023, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2016 and forward. The Company did not record unrecognized tax positions for the three months ended June 30, 2023.

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

The Company records earned but unissued stock-based compensation in accrued expenses.

Sale of ANDA

During the quarter ended December 31, 2022, the Company entered into an agreement with Pyros Pharmaceuticals, Inc. (“Pyros”) pursuant to which the Company sold to Pyros its rights in and to the Company’s approved abbreviated new drug applications (ANDAs) for its generic Sabril drug. The Company sold its rights to Pyros for $1,000,000, which was recorded as gain on sale of ANDA during the year ended March 31, 2023. There is no further action required by the Company regarding the rights which would affect future periods.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended June 30,
	2023	2022
Numerator
Net income - basic[1]	$1,141,809	$305,883
Effect of dilutive instrument on net income	—	—
Net income - basic and diluted	$1,141,809	$305,883

Denominator
Weighted average shares of Common Stock outstanding - basic	1,013,915,081	1,011,381,988

Dilutive effect of stock options and convertible securities	657,740	—

Weighted average shares of Common Stock outstanding - diluted	1,014,572,821	1,011,381,988

Net income per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of April 1, 2023	$521,711	$—	$—	$521,711
Change in fair value of derivative instruments	189,367	—	—	189,367
Balance as of June 30, 2023	$711,078	$—	$—	$711,078

		Fair Value Measurement
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of April 1, 2022	$936,837	$—	$—	$936,837
Change in fair value of derivative instruments	500,143	—	—	500,143
Balance as of June 30, 2022	$1,436,980	$—	$—	$1,436,980

1 No amounts are included in the calculation because their effects are anti-dilutive

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

Financial Instruments — Credit Losses (ASU 2016-13)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“CECL”). The amendments in this update introduce a new accounting model to measure credit losses for financial assets measured at amortized cost. The FASB has also issued additional ASUs to clarify the scope and provide additional guidance for ASU 2016-13. Credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, the financial asset or group of financial assets should be presented at the net amount expected to be collected. Credit losses will no longer be recorded under the current incurred loss model for financial assets measured at amortized cost. The amendments also modify the accounting for available-for-sale debt securities whereby credit losses will be recorded through an allowance for credit losses rather than a write-down to the security’s cost basis, which allows for reversals of credit losses when estimated credit losses decline. Credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP.

The amendments were effective on April 1, 2023 for the Company, and must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption as required. While the standard modifies the measurement of the allowance for credit losses, it does not alter the credit risk of our trade or unbilled receivables.

The impact of applying the CECL methodology upon adoption effective on April 1, 2023 was immaterial to the Company’s consolidated financial statements.

The Company’s quantitative allowance for credit loss estimates under CECL was determined using the loss rate method, which is impacted by certain forecasted economic factors. In addition to the Company’s quantitative allowance for credit losses, the Company also incorporates qualitative adjustments that may relate to unique risks, changes in current economic conditions that may not be reflected in quantitatively derived results, or other relevant factors to further inform the Company’s estimate of the allowance for credit losses.

Additionally, due to the expansion of the time horizon over which the Company is required to estimate future credit losses, the Company may experience increased volatility in its future provisions for credit losses. Factors that could contribute to such volatility include, but are not limited to, changes in the composition and credit quality of customer base, economic conditions and forecasts, the allowance for credit loss models that are used, the data that is included in the models, the associated qualitative allowance framework, and the Company’s estimation techniques.

The Company has historical collections of customer payments averaging approximately 99.96% as of June 30, 2023. The Company recorded revenue during the three months ended June 30, 2023 of approximately $9.0 million and recorded an estimated allowance of $100,000, which is approximately 1.2% of total revenues during the three months ended June 30, 2023. The Company estimated the allowance using considerations such as customer collections, and estimated credit losses. The Company believes the 1.2% credit allowance is appropriate given its historical customer collections.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of shareholders’ equity.

Recently Issued Accounting Pronouncements

Management has evaluated recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

NOTE 2. INVENTORY

Inventory consisted of the following:

	June 30, 2023	March 31, 2023
Finished goods	$7,808,657	$2,352,330
Work-in-progress	90,922	1,791,311
Raw materials	3,268,852	5,407,075
Inventory	$11,168,431	$9,550,716

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2023	March 31, 2023
Land, building and improvements	$10,771,997	$10,768,181
Laboratory, manufacturing, warehouse and transportation equipment	13,354,863	13,364,512
Office equipment and software	373,601	395,563
Furniture and fixtures	512,032	484,237
Property and equipment, gross	25,012,493	25,012,493
Less: Accumulated depreciation	(14,914,617)	(14,586,335)
Property and equipment, net	$10,097,876	$10,426,158

Depreciation expense was $328,282 and $292,748 for the three months ended June 30, 2023 and 2022, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4. ACCRUED EXPENSES

As of June 30, 2023 and March 31, 2023, the Company’s accrued expenses consisted of the following:

	June 30, 2023	March 31, 2023
Salaries and fees payable in common stock	4,470,001	4,125,000
Income tax	564,985	414,989
Consultant contract fees	193,333	193,333
Audit fees	125,000	125,000
Director dues	107,500	70,000
Legal and professional expense	90,000	—
Employee bonuses	30,000	—
Other accrued expenses	348,534	119,404
Total accrued expenses	$5,929,353	$5,047,726

NOTE 5. NJEDA BONDS

In relation to the Series A Notes, the Company is required to maintain a debt service reserve. The debt service reserve is classified as restricted cash on the accompanying unaudited consolidated balance sheets. The NJEDA Bonds require the Company to make an annual principal payment on September 1st based on the amount specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal. The annual interest rate on the Series A Note is 6.5%. The NJEDA Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced bonds.

The following tables summarize the Company’s bonds payable liability:

	June 30, 2023	March 31, 2023
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,245,000	$1,245,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(125,000)	(125,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,120,000	$1,120,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(252,842)	(249,294)
Bond offering costs, net	$101,612	$105,160

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$125,000	$125,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$110,822	$110,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$1,120,000	$1,120,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(87,432)	(90,982)
Long term portion of bonds payable, net of bond offering costs	$1,032,568	$1,029,018

Amortization expense was $3,548 and $3,546 for the three months ended June 30, 2023 and 2022, respectively. Interest payable was $6,744 as of June 30, 2023 and March 31, 2023. Interest expense was $20,232 and $22,101 for the three months ended June 30, 2023 and 2022, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
2024	$125,000
2025	130,000
2026	140,000
2027	150,000
Thereafter	700,000
$1,245,000

NOTE 6. LOANS PAYABLE

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

In place of the EWB Term Loan, the Company has entered into a collateralized promissory note with individual lenders with rates comparable to the EWB Term Loan but with less restrictive covenants (a "Promissory Note”). As of June 2, 2023, a Promissory Note was placed with Nasrat Hakim, CEO and Chairman of the Board of Directors, for $3,000,000. The Promissory Note has an interest rate of 9% for the first year and 10% for an optional second year and the proceeds will be used for working capital and other business purposes.

Loans payable consisted of the following:

	June 30, 2023	March 31, 2023
Mortgage loan payable 4.75% interest and maturing June 2032	$2,471,304	$2,472,923
Equipment and insurance financing loans payable, between 7.10% and 12.02% interest and maturing between September 2023 and October 2025	214,903	259,611
Less: Current portion of loans payable	(140,454)	(200,032)
Long-term portion of loans payable	$2,545,753	$2,532,502

The interest expense associated with the loans and mortgage payable was $77,238 and $177,579 for the three months ended June 30, 2023 and 2022, respectively.

Loan and mortgage principal payments for the next five years are as follows:

Years ending March 31,	Amount
2024 (excluding the three months ended June 30, 2023)	$140,454
2025	380,210
2026	317,537
2027	292,652
2028	297,245
2029 and thereafter	1,258,109
Total remaining principal balance	$2,686,207

NOTE 7. RELATED PARTY LOANS

The Company has entered into a collateralized promissory note with individual lenders with rates comparable to the EWB Term Loan but with less covenants (the “Hakim Promissory Note”). These covenants include filing timely tax returns and financial statements, and an agreement not to sell, lease, or transfer a substantial portion of the Company’s assets during the term of the Hakim Promissory Note. On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, CEO and Chairman of the Board of Directors, pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000. The Hakim Promissory Note has an interest rate of 9% for the first year and 10% for an optional second year and the proceeds will be used for working capital and other business purposes. The original maturity date of the Hakim Promissory Note is June 2, 2024, with an optional second year extension. The second year extension must be exercised by both parties 60 days prior to the original maturity date. As of the date of this filing, the Company does not expect to exercise the second year extension.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 1, 2022, the EWB provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at the Wall Street Journal Prime Rate (“WSJP”) plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of June 30, 2023, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of the date of this filing, the Company was in compliance with each financial covenant.

On June 30, 2023, the Company entered into a collateralized promissory note with Davis Caskey (the “Caskey Promissory Note”). The Caskey Promissory Note has a principal balance of $1,000,000 and an interest rate of 9% for the first year and 10% for an optional second year. The Caskey Promissory Note is subject to the same covenants as are contained in the Hakim Promissory Note. The proceeds will be used for working capital and other business purposes. The original maturity date of the Caskey Promissory Note is June 30, 2024, with an optional second year extension. The second year extension must be exercised by both parties 60 days prior to the original maturity date. As of the date of this filing, the Company does not expect to exercise the second year extension.

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $28,889 as of June 30, 2023, were comprised of a current component of $13,333 and a long-term component of $15,556. Deferred revenues in the aggregate amount of $32,223 as of March 31, 2023, were comprised of a current component of $13,333 and a long-term component of $18,890. These line items represent the unamortized amounts of a $200,000 advance payment received for a TAGI Pharma licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance sheet date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet:

Lease	Classification	As of June 30, 2022
Assets
Operating	Operating lease – right-of-use asset	$7,528
Total leased assets		$7,528

Liabilities
Current
Operating	Lease obligation – operating lease	$8,586

Long-term
Operating	Lease obligation – operating lease, net of current portion	—
Total lease liabilities		$8,586

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. modified lease for the three months ended June 30, 2023 and 2022 was $0 and $58,248, respectively. Rent expense under the Pompano Office Lease for the three months ended June 30, 2023 and 2022 was $6,519 and $6,330, respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the Pompano Office Lease:

Years ending March 31,	Amount
2024 (excluding the three months ended June 30, 2023)	$8,694
Total future minimum lease payments	8,694
Less: interest	(108)
Present value of lease payments	$8,586

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The weighted-average remaining lease term and the weighted-average discount rate of our lease was as follows:

Lease Term and Discount Rate	June 30, 2023
Remaining lease term (years)
Operating leases	0.3

Discount rate
Operating leases	6%

NOTE 10. PREFERRED STOCK

Series J convertible preferred stock

On April 28, 2017, the Company created the Series J Convertible Preferred Stock (“Series J Preferred”) in conjunction with the Certificate of Designations. A total of 50 shares of Series J Preferred were authorized, zero shares are issued and outstanding, with a stated value of $1,000,000 per share and a par value of $0.01.

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

The Company has 79,008,661 total warrants to purchase shares of common stock outstanding with a weighted average exercise price of $0.1521 as of June 30, 2023 and March 31, 2023.

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

The fair value of the Series J Warrants was calculated using a Black-Scholes model instead of a Monte Carlo Simulation because the probability with the shareholder approval provisions was no longer a factor. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	June 30, 2023	March 31, 2023
Fair value of the Company’s Common Stock	$0.0383	$0.0290
Volatility	72.21%	74.37%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	3.8	4.1
Risk free rate	4.01%	3.55%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the three months ended June 30, 2023 were as follows:

Balance at March 31, 2023	$521,711
Change in fair value of derivative financial instruments - warrants	189,367
Balance at June 30, 2023	$711,078

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company did not issue any shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the three months ended June 30, 2023 and 2022. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Agreement. The 2020 LPC Purchase Agreement will expire on August 1, 2023.

Summary of Common Stock Activity

During the three months ended June 30, 2023 and 2022, the Company did not issue any shares of Common Stock.

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

During the three months ended June 30, 2023, the Company accrued director’s fees totaling $37,500, which will be paid via cash payments totaling $7,500 and the issuance of shares of Common Stock.

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

During the three months ended June 30, 2023, the Company accrued salaries totaling $170,000 owed to the Company’s President, Chief Executive Officer and certain other employees which will be paid via the issuance of shares of Common Stock. As of June 30, 2023, the total obligation of $4,725,000 is outstanding.

Options

Under its 2014 Stock Option Plan and prior options plans, the Company may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant. A summary of the activity of Company’s 2014 Stock Option Plan for the three months ended June 30, 2023 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2023	15,370,000	$0.07	7.4	$—
Outstanding at June 30, 2023	15,370,000	$0.05	7.2	$—
Exercisable at June 30, 2023	4,182,000	$0.08	2.0	$—

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of June 30, 2023 and March 31, 2023 of $0.04 and $0.03, respectively. As of June 30, 2023, there was $184,722 in unrecognized stock based compensation expense that will be recognized over a 1.3 year period.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Five customers accounted for approximately 76% of the Company’s revenues for the three months ended June 30, 2023. These five customers accounted for approximately 21%, 16%, 15%, 14%, and 10% of revenues each, respectively.

One customer accounted for approximately 85% of the Company’s revenues for the three months ended June 30, 2022.

Accounts Receivable

Three customers accounted for approximately 56% of the Company’s accounts receivable as of June 30, 2023. These three customers accounted for approximately 22%, 21%, and 13% of accounts receivable each, respectively.

One customer accounted for approximately 96% the Company’s accounts receivable as of March 31, 2023.

Purchasing

One supplier accounted for approximately 39% of the Company’s purchases of raw materials for the three months ended June 30, 2023.

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended June 30,
	2023	2022
Operating Income by Segment
ANDA	$7,725,635	$8,068,073
Operating income by Segment	$7,725,635	$8,068,073

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below reconciles the Company’s operating income by segment to income before income taxes as reported in the Company’s unaudited condensed consolidated statements of operations.

	For the Three Months Ended June 30,
	2023	2022
Operating income by segment	$7,725,635	$8,068,073
Corporate unallocated costs	(2,606,661)	(2,288,461)
Interest income	3,516	129
Interest expense and amortization of debt issuance costs	(119,412)	(126,376)
Depreciation and amortization expense	(328,282)	(908,297)
Significant non-cash items	(469,021)	(652,281)
Change in fair value of derivative instruments	(189,367)	1,523,394
Income before income taxes	$4,016,408	$5,616,181

NOTE 16. RELATED PARTY AGREEMENTS WITH MIKAH PHARMA, LLC

In May 2020, Praxgen (formerly known as SunGen Pharma LLC), pursuant to an asset purchase agreement, assigned its rights and obligations under the Praxgen Agreement for Amphetamine IR and Amphetamine ER to Mikah Pharma LLC (“Mikah”). The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah will now be Elite’s partner with respect to Amphetamine IR and ER and will assume all the rights and obligations for these products from Praxgen. Mikah was founded in 2009 by Nasrat Hakim, a related party and the Company’s President, Chief Executive Officer and Chairman of the Board.

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

NOTE 17. INCOME TAXES

The Company’s effective tax rate was 11.5% and income tax expense for the three months ended June 30, 2023 was $154,952. The Company’s effective tax rate was 0.00% and income tax expense was $— for the three months ended June 30, 2022. The Company has evaluated its deferred tax assets, specifically its net operating loss carryovers, for realizability and has provided a valuation allowance on the majority of its deferred tax assets. The change in valuation allowance is the reason that the effective tax rate and income tax expense are different than the statutory rate of 21%.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 14, 2023 and note no material subsequent events were identified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three months ended June 30, 2023 and 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2023. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We occupy manufacturing, warehouse, laboratory and office space at 165 Ludlow Avenue and 135 Ludlow Avenue in Northvale, NJ (the “Northvale Facility”). The Northvale Facility operates under Current Good Manufacturing Practice and is a United States Drug Enforcement Agency registered facility for research, development and manufacturing. We are also party to an operating lease for office space at Pompano Beach, Florida (the “Pompano Office Lease”).

Strategy

We focus our efforts on the following areas: (i) manufacturing of a line of generic pharmaceutical products with approved Abbreviated New Drug Applications (“ANDAs”); (ii) development of additional generic pharmaceutical products; (iii) development of the other product candidates in our pipeline including the products with our partners; (iv) commercial exploitation of our products either by sales under our own label, by license and the collection of royalties, or through the manufacture of our formulations; and (v) development of new products and the expansion of our licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

Our focus is on the development of various types of drug products, including generic drug products which require ANDAs as well as branded drug products which require New Drug Applications (“NDAs”) under Section 505(b)(1) or 505(b)(2) of the Drug Price Competition and Patent Term Restoration Act of 1984.

We believe that our business strategy enables us to reduce its risk by having a diverse product portfolio that includes generic products in various therapeutic categories and to build collaborations and establish licensing agreements with companies with greater resources thereby allowing us to share costs of development and improve cash-flow.

Recent Developments

Pyros Agreement

During the quarter ended December 31, 2022, the Company entered into an agreement with Pyros Pharmaceuticals, Inc. (“Pyros”) pursuant to which the Company sold to Pyros its rights in and to the Company’s approved abbreviated new drug applications (ANDAs) for its generic Sabril drug. The Company sold its rights to Pyros for $1,000,000, which was recorded as gain on sale of ANDA during the year ended March 31, 2023. There is no further action required by the Company regarding the rights which would affect future periods.

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

Notice of Termination of License, Supply and Distribution Agreement

On September 14, 2022, the Company has provided written notice pursuant to the License, Supply and Distribution Agreement between the Company and Elite Laboratories, Inc. and Epic Pharma, Inc. dated November 21, 2020 (“the Epic Agreement”) that the Company and Elite Laboratories, Inc. are now providing notice of termination of the Epic Agreement, with such termination to be effective March 31, 2023.

Commercial Products

We own, license, contract manufacture or have contractual rights to receive royalties from the following products currently approved for commercial sale:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets	Adipex-P®	Bariatric	April 2011
Phendimetrazine Tartrate 35mg tablets	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets	Revia®	Addiction Treatment	September 2013
Isradipine 2.5mg and 5mg capsules	N/A	Cardiovascular	January 2015
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules	Surmontil®	Antidepressant	May 2017
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Immediate Release 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg tablets	Adderall®	Central Nervous System Stimulant	April 2019
Dantrolene Sodium Capsules 25mg, 50mg and 100mg	Dantrium®	Muscle Relaxant	June 2019
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Extended Release 5mg, 10mg, 15mg, 20mg, 25mg, and 30mg capsules	Adderall XR®	Central Nervous System Stimulant	March 2020
Loxapine Succinate 5mg, 10mg, 25mg and 50gm capsules	Loxapine®	Antipsychotic	May 2021

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

There were no significant changes during the three months ended June 30, 2023 to the items that we disclosed as our significant accounting policies and estimates described in “Note 1, Summary of Significant Accounting Policies” to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Results of Operations

The following set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
Manufacturing fees	$7,909,237	$6,327,141	$1,582,096	25%
Licensing fees	1,070,839	1,345,767	(274,928)	(20)%
Total revenue	8,980,076	7,672,908	1,307,168	17%
Cost of manufacturing	4,229,521	3,675,061	554,460	15%
Gross profit	$4,750,555	$3,997,847	$752,708	19%

Gross profit - percentage	53%	52%

Total revenues for the three months ended June 30, 2023 increased by $1.3 million or 17%, to $9.0 million, as compared to $7.7 million, for the corresponding period of the prior year, primarily due to increased sales of Amphetamine ER Capsules and Phentermine as compared to the comparable period of the prior fiscal year.

Manufacturing fees increased by $1.6 million, or 25%, primarily due to increased sales of Amphetamine ER Capsules during the three months ended June 30, 2023 as compared to the comparable period of the prior fiscal year.

Licensing fees decreased by $0.3 million, or 20%. This decrease is primarily due to licensing fees decreasing from the sales of Amphetamine IR Tablets, Naltrexone Tablets, and Isradipine during the three months ended June 30, 2023 as compared to the comparable period of the prior fiscal year.

Cost of revenue consists of manufacturing and assembly costs. Our cost of revenue increased by $0.6 million or 15%, to $4.2 million as compared to $3.7 million for the corresponding period in the prior fiscal year. This increase was due to an increased volume of products sold during the three months ended June 30, 2023, as compared to the comparable period of the prior fiscal year, as well as a decrease in licensing fees revenues as noted.

Our gross profit margin was 53% during the three months ended June 30, 2023 as compared to 52% during the comparable period of the prior fiscal year. The increase in gross profit margin is due to manufacturing efficiencies achieved in relation to increased production volumes.

Operating expenses:

	For the Three Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
Operating expenses:
Research and development	$1,143,545	$955,443	$188,102	20%
General and administrative	1,661,704	1,718,104	(56,400)	(3)%
Non-cash compensation	15,000	5,322	9,678	182%
Depreciation and amortization	328,282	296,294	31,988	11%
Total operating expenses	$3,148,531	$2,975,163	$173,368	6%

Operating expenses consist of research and development costs, general and administrative costs, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three months ended June 30, 2023 increased by $0.2 million, or 6%, to $3.1 million as compared to $3.0 million for the corresponding period in the prior fiscal year, largely due to an increase in research and development of $0.2 million.

Research and development costs during the three months ended June 30, 2023 were $1.1 million, an increase of $0.2 million, or 20%, from approximately $1.0 million of such costs for the comparable period of the prior year. The increase was a result of the timing and nature of product development activities during the three months ended June 30, 2023 as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the three months ended June 30, 2023 were $1.7 million, which was virtually unchanged from $1.7 million in such costs for the comparable period of the prior fiscal year.

Non-cash compensation expense for the three months ended June 30, 2023 and June 30, 2022 was less than $0.1 million.

Depreciation and amortization expenses from the three months ended June 30, 2023 were $0.3 million, which was virtually unchanged from $0.3 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations during the three months ended June 30, 2023 was $1.6 million, compared to income from operations of $1.0 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Three Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
Other income (expense):
Change in fair value of derivative instruments	$(189,367)	$(500,143)	$310,776	(62)%
Interest expense and amortization of debt issuance costs	(119,412)	(216,787)	97,375	(45)%
Interest income	3,516	129	3,387	2,626%
Other (expense) income, net	$(305,263)	$(716,801)	$411,538	(57)%

Other income (expense) for the three months ended June 30, 2023 was $0.3 million, a decrease of $0.4 million from $0.7 million for the comparable period of the prior fiscal year. The decrease was due to decreased income relating to changes in the fair value of our outstanding derivative warrants and increased interest expense and amortization of debt issuance costs during the three months ended June 30, 2023. Please note that the change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and decreases in the closing price of the Company’s Common Stock. Please see Note 12 to the Unaudited Condensed Consolidated Financial Statements above. The decrease in interest expense is due in large part to the Company paying off the principal balance of the EWB loan during the fiscal year ended March 31, 2023, resulting in no interest on the EWB loan incurred for the three months ended June 30, 2023.

As a result of the foregoing, our net income before the net benefit from sale of net operating loss credits for the three months ended June 30, 2023 was $1.3 million, compared to net income of $0.3 million for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	June 30, 2023	March 31, 2023	Change
Current assets	$27,444,596	$21,510,297	$5,934,299
Current liabilities	$12,077,473	$7,833,637	$4,243,836
Working capital	$15,367,123	$13,676,660	$1,690,463

Our working capital (total current assets less total current liabilities) increased by $1.7 million from $13.7 million as of March 31, 2023 to $15.4 million as of June 30, 2023, with such increase being primarily related to the increase in finished goods inventory and accounts receivable, associated with increased customer orders during the three months ended June 30, 2023.

Summary of Cash Flows:

	For the Three Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(2,709,815)	$(557,516)
Net cash used in investing activities	$—	$(94,597)
Net cash provided by financing activities	$3,957,223	$11,896,464

Net cash used in operating activities for the three months ended June 30, 2023 was $2.7 million, which included, without limitation, net income of $1.1 million, increased by depreciation and other non-cash expenses totaling $0.6 million and reduced by increases in accounts receivable and inventory totaling $4.8 million.

Net cash provided by financing activities was $4.0 million for the three months ended June 30, 2023 which consisted primarily of proceeds from related party loans payable totaling $4.0 million.

Caskey Promissory Note

On June 30, 2023, the Company entered into a collateralized promissory note with Davis Caskey (the “Caskey Promissory Note”). The Caskey Promissory Note has a principal balance of $1,000,000 and an interest rate of 9% for the first year and 10% for an optional second year. The Caskey Promissory Note is subject to the same covenants as are contained in the Hakim Promissory Note. The proceeds will be used for working capital and other business purposes. The original maturity date of the Caskey Promissory Note is June 30, 2024, with an optional second year extension. The second year extension must be exercised by both parties 60 days prior to the original maturity date. As of the date of this filing, the Company does not expect to exercise the second year extension.

Hakim Promissory Note

The Company has entered into a collateralized promissory note with individual lenders with rates comparable to the EWB Term Loan but with less restrictive covenants (the “Hakim Promissory Note”). These covenants include filing timely tax returns and financial statements, and an agreement not to sell, lease, or transfer a substantial portion of the Company’s assets during the term of the Hakim Promissory Note. On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, CEO and Chairman of the Board of Directors, pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000. The Hakim Promissory Note has an interest rate of 9% for the first year and 10% for an optional second year and the proceeds will be used for working capital and other business purposes. The original maturity date of the Hakim Promissory Note is June 2, 2024, with an optional second year extension. The second year extension must be exercised by both parties 60 days prior to the original maturity date. As of the date of this filing, the Company does not expect to exercise the second year extension.

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

On July 1, 2022, the EWB provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at WSJP plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of June 30, 2023, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of June 30, 2023, the Company was in compliance with each financial covenant.

Lincoln Park Capital – July 8, 2020 Purchase Agreement

On July 8, 2020, the Company entered into a purchase agreement (the “2020 LPC Purchase Agreement”), and a registration rights agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $25.0 million of the Company’s Common Stock, $0.001 par value per share, from time to time over the term of the 2020 LPC Purchase Agreement, at the Company’s direction. The 2020 LPC Purchase Agreement expired on August 1, 2023.

During the three months ended June 30, 2023 and 2022, the Company did not issue any shares of Common Stock to Lincoln Park.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2023 at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, except as set forth below:

If we are unable to establish and maintain sales and marketing capabilities or enter into agreements with third parties to market and sell our products, we may not be successful in commercializing our products which could have a material adverse effect on our business and financial condition.

To achieve commercial success for an approved product through direct sales, we must establish and maintain a sales and marketing organization or outsource sales and marketing services to third parties. There are risks involved with establishing and maintaining our own sales and marketing capabilities and entering into arrangements with third parties to perform these services for any of our products. For example, recruiting and training a sales force is expensive and time consuming and could delay commercialization activities. If commercialization of a product for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to successfully commercialize our products through direct sales include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	inability of marketing personnel to develop effective marketing materials;
●	the inability of sales personnel to obtain access to adequate numbers of potential customers;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	the costs associated with training sales personnel on legal compliance matters and monitoring their actions;
●	liability for sales personnel failing to comply with the applicable legal requirements, including the prohibition on off label promotion; and,
●	unforeseen costs and expenses associated with establishing and maintaining our own sales and marketing organization.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

ELITE PHARMACEUTICALS, INC.

August 14, 2023	By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

