Form 10-Q
period 2023-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2023-11-14
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 1,014,015,081 shares of Common Stock were issued, and 1,013,915,081 shares of Common Stock were outstanding as of November 14, 2023.

ii

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	September 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash	$8,653,903	$7,832,247
Accounts receivable, net of allowance for expected credit losses of $125,000 and $0 as of September 30, 2023 and March 31, 2023, respectively	10,495,061	3,094,549
Inventory	15,224,384	9,550,716
Prepaid expenses and other current assets	355,561	1,032,785
Total current assets	34,728,909	21,510,297

Property and equipment, net of accumulated depreciation of $15,241,857 and $14,586,335, respectively	9,769,981	10,426,158
Intangible assets, net of accumulated amortization of $-0-	6,341,228	6,341,228
Operating lease - right-of-use asset	1,899	13,062
Deferred income tax asset	19,433,168	2,171,821
Other assets:
Restricted cash - debt service for NJEDA bonds	422,750	412,434
Security deposits	21,018	21,018
Total other assets	443,768	433,452
Total assets	$70,718,953	$40,896,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,608,993	$2,446,810
Accrued expenses	11,158,268	5,047,726
Deferred revenue, current portion	13,333	13,333
Bonds payable, current portion, net of bond issuance costs	115,822	110,822
Loans payable, current portion	179,325	200,032
Related party loans payable (Note 7)	4,000,000	—
Lease obligation - operating lease, current portion	2,163	14,914
Total current liabilities	19,077,904	7,833,637

Long-term liabilities:
Deferred revenue, net of current portion	12,222	18,890
Bonds payable, net of current portion and bond issuance costs	902,568	1,029,018
Loans payable, net of current portion and loan costs	2,452,384	2,532,502
Derivative financial instruments - warrants	3,179,428	521,711
Total long-term liabilities	6,546,602	4,102,121
Total liabilities	25,624,506	11,935,758
Shareholders’ equity:
Common stock; par value $0.001; 1,445,000,000 shares authorized; 1,014,015,081 shares issued and 1,013,915,081 shares outstanding as of September 30, 2023 and March 31, 2023	1,014,019	1,014,019
Additional paid-in capital	164,808,757	164,750,980
Treasury stock; 100,000 shares as of September 30, 2023 and March 31, 2023, respectively, at cost	(306,841)	(306,841)
Accumulated deficit	(120,421,488)	(136,497,898)
Total shareholders’ equity	45,094,447	28,960,260
Total liabilities and shareholders’ equity	$70,718,953	$40,896,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Manufacturing fees	$13,507,870	$7,187,363	$21,417,107	$13,514,504
Licensing fees	649,315	1,398,400	1,720,154	2,744,167
Total revenue	14,157,185	8,585,763	23,137,261	16,258,671
Cost of manufacturing	7,710,106	4,761,329	11,939,627	8,436,390
Gross profit	6,447,079	3,824,434	11,197,634	7,822,281

Operating expenses:
Research and development	2,618,349	1,227,269	3,761,894	2,182,712
General and administrative	1,533,208	1,190,523	3,194,912	2,908,627
Non-cash compensation through issuance of stock options	42,777	5,973	57,777	11,295
Depreciation and amortization	327,240	319,552	655,522	615,846
Total operating expenses	4,521,574	2,743,317	7,670,105	5,718,480

Income from operations	1,925,505	1,081,117	3,527,529	2,103,801

Other income (expense):
Change in fair value of derivative financial instruments - warrants	(2,468,350)	688,319	(2,657,717)	188,176
Change in fair value of stock-based liabilities	(2,066,820)	—	(2,066,820)	—
Interest expense and amortization of debt issuance costs	(130,438)	(242,753)	(249,850)	(459,540)
Interest income	7,320	43	10,836	172
Other expense, net	(4,658,288)	445,609	(4,963,551)	(271,192)

(Loss) income before income taxes	(2,732,783)	1,526,726	(1,436,022)	1,832,609

Income tax benefit (expense)	17,667,384	(11,587)	17,512,432	(11,587)

Net income attributable to common shareholders	$14,934,601	$1,515,139	$16,076,410	$1,821,022

Basic net income per share attributable to common shareholders	$0.01	$0.00	$0.02	$0.00

Diluted net income per share attributable to common shareholders	$0.01	$0.00	$0.02	$0.00

Basic weighted average Common Stock outstanding	1,013,915,081	1,012,228,256	1,013,915,081	1,011,762,632

Diluted weighted average Common Stock outstanding	1,019,316,919	1,012,228,256	1,016,944,870	1,011,762,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additionl Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of April 1, 2023	—	$—	1,013,915,081	$1,014,019	$164,750,980	100,000	$(306,841)	$(136,497,898)	$28,960,260

Net income	—	—	—	—	—	—	—	1,141,809	1,141,809

Non-cash compensation through the issuance of employee stock options	—	—	—	—	15,000	—	—	—	15,000

Balance at June 30, 2023	—	$—	1,013,915,081	$1,014,019	$164,765,980	100,000	$(306,841)	$(135,356,089)	$30,117,069

Net income	—	—	—	—	—	—	—	14,934,601	14,934,601

Non-cash compensation through the issuance of employee stock options	—	—	—	—	42,777	—	—	—	42,777

Balance at September 30, 2023	—	$—	1,013,915,081	$1,014,019	$164,808,757	100,000	$(306,841)	$(120,421,488)	$45,094,447

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of April 1, 2022	—	—	1,011,381,988	$1,011,385	$164,577,227	100,000	$(306,841)	$(140,059,744)	$25,222,027

Net income	—	—	—	—	—	—	—	305,883	305,883

Non-cash compensation through the issuance of employee stock options	—	—	—	—	5,322	—	—	—	5,322

Balance at June 30, 2022	—	$—	1,011,381,988	$1,011,385	$164,582,549	100,000	$(306,841)	$(139,753,861)	$25,533,232

Net income	—	—	—	—	—	—	—	1,515,139	1,515,139

Non-cash compensation through the issuance of employee stock options	—	—	—	—	5,974	—	—	—	5,974

Share issued in payment of director salaries	—	—	1,378,608	1,379	58,621	—	—	—	60,000

Shares issued in payment of consultants	—	—	1,254,485	1,255	75,807	—	—	—	77,062

Balance at September 30, 2022	—	$—	1,014,015,081	$1,014,019	$164,722,951	100,000	$(306,841)	$(138,238,722)	$27,191,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,076,410	$1,821,022
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	655,522	615,846
Bad debt expense	30,798	—
Amortization of operating leases - right-of-use assets	11,163	56,272
Change in fair value of derivative financial instruments - warrants	2,657,717	(188,176)
Change in fair value of stock-based liabilities	2,066,820	—
Non-cash compensation through the issuance of employee stock options	57,777	11,296
Non-cash rent expense and lease accretion	655	602
Deferred income tax asset	(17,261,347)	—
Change in operating assets and liabilities:
Accounts receivable	(7,431,310)	(1,171,625)
Inventory	(5,673,668)	(727,116)
Prepaid expenses and other current assets	677,224	307,098
Accounts payable, accrued expenses and other current liabilities	5,205,905	274,453
Deferred revenue	(6,668)	(6,670)
Lease obligations - operating leases	(12,751)	(55,104)
Net cash (used in) provided by operating activities	(2,945,753)	937,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,199,696)
Net cash used in investing activities	—	(5,199,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bond principal	(125,000)	(115,000)
Proceeds from related party loans payable	4,000,000	—
Proceeds from loans payable	—	14,550,000
Loan payments	(97,275)	(153,400)
Net cash provided by financing activities	3,777,725	14,281,600

Net change in cash and restricted cash	831,972	10,019,802

Cash and restricted cash, beginning of period	8,244,681	8,940,396

Cash and restricted cash, end of period	$9,076,653	$18,960,198

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$119,412	$459,540
Cash paid for income taxes	$127,522	$—
Stock issued in payment of Directors fees, salaries and consulting expenses	$—	$137,067

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on June 29, 2023. The interim results for the six months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2024 or for any future periods.

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

Revenue Recognition

The Company generates revenue from manufacturing and licensing fees and sales of generic pharmaceuticals bearing the Elite label to pharmaceutical distributors for pharmacies and institutions. Manufacturing fees include the development of pain management products, manufacturing of a line of generic pharmaceutical products with approved ANDA, through the manufacture of formulations and the development of new products. Revenues earned from the sale of Elite label products are recorded at their net realizable value which consists of gross amounts invoiced reduced by contractual reductions, including, without limitation, chargebacks, discounts and program rebates, as applicable. Licensing fees include the commercialization of products either by license and the collection of royalties, or the expansion of licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2023.

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

c) Sale of product under the Elite label

The Company began direct sales of products under the Company’s own label on April 1, 2023. License agreements will remain in place for select products. With this transition, however, a large portion of the manufacturing and license fees now reported will be replaced with revenues from sales of Elite labeled pharmaceutical products to distributors for pharmacies and institutions.

The Company recognizes revenue when the customer obtains control of the Company’s product based on the contractual shipping terms, at which time the performance obligation is deemed to be completed. The Company is primarily responsible for fulfilling the promise to deliver the product and bears risk of loss while the inventory is in-transit to the purchaser. Revenue is measured as the amount of consideration earned from the sale of Elite labeled pharmaceutical products are recorded at their net realizable value which consists of gross amounts invoiced reduced by contractual reductions, including, without limitation, chargebacks, discounts and program rebates, as applicable.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The Company recognizes revenue at a point in time for all performance obligations. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
NDA:
Licensing fees	$—	$—	$—	$—
Total NDA revenue	—	—	—	—
ANDA:
Manufacturing fees	$13,507,870	$7,187,363	$21,417,107	$13,514,504
Licensing fees	649,315	1,398,400	1,720,154	2,744,167
Total ANDA revenue	14,157,185	8,585,763	23,137,261	16,258,671
Total revenue	$14,157,185	$8,585,763	$23,137,261	$16,258,671

Selected information on reportable segments and reconciliation of operating income by segment to income from operations before income taxes are disclosed within Note 15.

Cash

Cash consists of cash on deposit with banks and money market instruments. The Company places its cash with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Restricted Cash

As of September 30, 2023, and March 31, 2023, the Company had $422,750 and $412,434, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable are comprised of balances due from customers, net of estimated allowances for expected credit losses, and other contractual deductions, including, without limitation, chargebacks, discounts and program rebates. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

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

During the year ended March 31, 2023, the Company determined indicators of impairment occurred and recorded impairment expense of $292,807 on its ANDAs and patents. There were no such impairments recorded during the period ended September 30, 2023.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the Company’s intangible assets as of and for the periods ended September 30, 2023 and March 31, 2023:

	September 30, 2023
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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of September 30, 2023, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2016 and forward. The Company did not record unrecognized tax positions for the six months ended September 30, 2023.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The cost of the stock-based payments to nonemployees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.The Company accounts for forfeitures as they occur.

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

Earnings Per Share Attributable to Common Shareholders’

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. The computation of diluted net income per share does not include the change in fair value of derivative instruments or the conversion of securities that would have an antidilutive effect.

As the average market price of common stock for the three and six months ended September 30, 2023 and 2022 did not exceed the exercise price of the warrants, the potential dilution from the warrants converting into 79,008,661 shares of common stock for all periods have been excluded from the number of shares used in calculating diluted net income per share as their inclusion would have been antidilutive.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income - basic	$14,934,601	$1,515,139	$16,076,410	$1,821,022
Effect of dilutive instrument on net income	—	688,319	—	188,176
Net income - diluted	$14,934,601	$2,203,458	$16,076,410	$2,009,198

Denominator
Weighted average shares of Common Stock outstanding - basic	1,013,915,081	1,012,228,256	1,013,915,081	1,011,762,632

Dilutive effect of stock options and convertible securities	5,401,838	—	3,029,789	—

Weighted average shares of Common Stock outstanding - diluted	1,019,316,919	1,012,228,256	1,016,944,870	1,011,762,632

Net income per share
Basic	$0.01	$0.00	$0.02	$0.00
Diluted	$0.01	$0.00	$0.02	$0.00

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of April 1, 2023	$521,711	$—	$—	$521,711
Change in fair value of derivative financial instruments - warrants	2,657,717	—	—	2,657,717
Balance as of September 30, 2023	$3,179,428	$—	$—	$3,179,428

		Fair Value Measurement
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of April 1, 2022	$936,837	$—	$—	$936,837
Change in fair value of derivative financial instruments - warrants	(188,176)	—	—	(188,176)
Balance as of September 30, 2022	$748,661	$—	$—	$748,661

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company has historical collections of customer payments averaging approximately 99.96% as of September 30, 2023. The Company recorded revenue for the six months ended September 30, 2023 of approximately $23.1 million and recorded an estimated allowance of $125,000, which is approximately 0.54% of total revenues during for the six months ended September 30, 2023. The Company estimated the allowance using considerations such as customer collections, and estimated credit losses. The Company believes the 0.54% credit allowance is appropriate given its historical customer collections.

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

NOTE 2. INVENTORY

Inventory consisted of the following:

	September 30, 2023	March 31, 2023
Finished goods	$6,654,206	$2,352,330
Work-in-progress	1,355,355	1,791,311
Raw materials	7,214,823	5,407,075
Inventory	$15,224,384	$9,550,716

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2023	March 31, 2023
Land, building and improvements	$10,764,515	$10,768,181
Laboratory, manufacturing, warehouse and transportation equipment	13,361,690	13,364,512
Office equipment and software	373,601	395,563
Furniture and fixtures	512,032	484,237
Property and equipment, gross	25,011,838	25,012,493
Less: Accumulated depreciation	(15,241,857)	(14,586,335)
Property and equipment, net	$9,769,981	$10,426,158

Depreciation expense was $327,240 and $316,007 for the three months ended September 30, 2023 and 2022, respectively, and $655,522 and $608,755 for the six months ended September 30, 2023 and 2022, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4. ACCRUED EXPENSES

As of September 30, 2023 and March 31, 2023, the Company’s accrued expenses consisted of the following:

	September 30, 2023	March 31, 2023
Salaries and fees payable in common stock	$6,405,153	$4,125,000
Salaries and fees payable	250,000	—
Co-development profit split	3,388,800	—
Income tax	—	414,989
Consultant contract fees	10,000	193,333
Audit fees	100,000	125,000
Director dues	75,000	70,000
Legal and professional expense	70,000	—
Employee bonuses	494,315	—
Other accrued expenses	365,000	119,404
Total accrued expenses	$11,158,268	$5,047,726

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

The following tables summarize the Company’s bonds payable liability:

	September 30, 2023	March 31, 2023
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,245,000	$1,245,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(130,000)	(125,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$1,115,000	$1,120,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(256,390)	(249,294)
Bond offering costs, net	$98,064	$105,160

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$130,000	$125,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$115,822	$110,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$990,000	$1,120,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(87,432)	(90,982)
Long term portion of bonds payable, net of bond offering costs	$902,568	$1,029,018

Amortization expense was $3,548 and $3,539 for the three months ended September 30, 2023 and 2022, $7,096 and $7,085 for the six months ended September 30, 2023 and 2022, respectively. Interest payable was $6,067 and $6,744 as of September 30, 2023 and March 31, 2023, respectively. Interest expense was $19,553 and $21,476 for the three months ended September 30, 2023 and 2022, respectively, and $39,785 and $43,577 for the six months ended September 30, 2023 and 2022, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
2024	$125,000
2025	130,000
2026	140,000
2027	150,000
Thereafter	700,000
$1,245,000

NOTE 6. LOANS PAYABLE

On April 2, 2022, the Company and Elite Labs entered into a Loan and Security Agreement (the “EWB Loan Agreement”) with East West Bank (“EWB”). Pursuant to the EWB Loan Agreement, the Company and Elite Labs received one term loan for a principal amount of $12,000,000 (the “EWB Term Loan”) and a revolving line of credit up to $2,000,000 (the “EWB Revolver,” together with the “EWB Term Loan,” the “EWB Loans”), each of which shall be used for working capital. The EWB Term Loan bears interest at a rate of 9.73% (1.73% plus the prime rate (“Prime”)) and is repayable over five years, maturing on May 1, 2027. The EWB Revolver bears interest at a rate of (8.87% (0.87% plus Prime)) and matures on May 1, 2027. The total transaction costs associated with the EWB Term Loan incurred as of March 31, 2023, were $40,120, which are being amortized on a monthly basis over five years, beginning in April 2022. The EWB Loans are secured by a security interest in the personal property of the Company and Elite Labs. The EWB Loan Agreement contains customary representations, warranties and covenants. These covenants include, but are not limited to, maintaining maximum leverage ratios of 3.50 to 1.00, minimum liquidity of $5,000,000, minimum cash of $1,000,000, a fixed charge coverage ratio of 1.25 to 1.00 and restrictions on mergers or sales of assets and debt borrowings. As of March 31, 2023, the principal and interest on the EWB Term Loan has been paid in full by the Company and the EWB Loan Agreement is terminated.

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

Loans payable consisted of the following:

	September 30, 2023	March 31, 2023
Mortgage loan payable 4.75% interest and maturing June 2032	$2,457,472	$2,472,923
Equipment and insurance financing loans payable, between 7.10% and 12.02% interest and maturing between December 2023 and October 2025	174,237	259,611
Less: Current portion of loans payable	(179,325)	(200,032)
Long-term portion of loans payable	$2,452,384	$2,532,502

The interest expense associated with the loans payable was $93,832 and $83,686 for the three months ended September 30, 2023 and 2022, and $171,070 and $261,265 for the six months ended September 30, 2023 and 2022, respectively.

Loan principal payments for the next five years are as follows:

Years ending March 31,	Amount
2024 (excluding the six months ended September 30, 2023)	$90,374
2025	182,170
2026	119,497
2027	94,612
2028	99,205
2029 and thereafter	2,045,851
Total remaining principal balance	$2,631,709

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7. RELATED PARTY LOANS

The Company has entered into a collateralized promissory note with individual lenders with rates comparable to the EWB Term Loan but with less covenants (the “Hakim Promissory Note”). These covenants include filing timely tax returns and financial statements, and an agreement not to sell, lease, or transfer a substantial portion of the Company’s assets during the term of the Hakim Promissory Note. On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, CEO and Chairman of the Board of Directors, pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000. The Hakim Promissory Note has an interest rate of 9% for the first year and 10% for an optional second year and the proceeds will be used for working capital and other business purposes. The original maturity date of the Hakim Promissory Note is June 2, 2024, with an optional second year extension. The second year extension must be exercised by both parties 60 days prior to the original maturity date. As of the date of this filing, the Company does not expect to exercise the second year extension. For the three and six months ended September 30, 2023, interest expense on the Hakim Promissory Note totaled $67,500 recorded on the Condensed Consolidated Balance Sheets in accrued expenses and on the Condensed Consolidated Statements of Operations in interest expense and amortization of debt issuance costs.

On July 1, 2022, the EWB provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at the Wall Street Journal Prime Rate (“WSJP”) plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of September 30, 2023, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of the date of this filing, the Company was in compliance with each financial covenant.

On June 30, 2023, the Company entered into a collateralized promissory note with Davis Caskey (the “Caskey Promissory Note”). The Caskey Promissory Note has a principal balance of $1,000,000 and an interest rate of 9% for the first year and 10% for an optional second year. The Caskey Promissory Note is subject to the same covenants as are contained in the Hakim Promissory Note. The proceeds will be used for working capital and other business purposes. The original maturity date of the Caskey Promissory Note is June 30, 2024, with an optional second year extension. The second year extension must be exercised by both parties 60 days prior to the original maturity date. As of the date of this filing, the Company does not expect to exercise the second year extension. For the three and six months ended September 30, 2023, interest expense on the Caskey Promissory Note totaled $22,500 recorded on the Condensed Consolidated Balance Sheets in accrued expenses and on the Condensed Consolidated Statements of Operations in interest expense and amortization of debt issuance costs.

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $25,555 as of September 30, 2023, were comprised of a current component of $13,333 and a long-term component of $12,222. Deferred revenues in the aggregate amount of $32,223 as of March 31, 2023, were comprised of a current component of $13,333 and a long-term component of $18,890. These amounts represent the unamortized balance of a $200,000 advance payment received for a TAGI Pharma licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance sheet date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

In October 2020, the Company entered into an operating lease for office space in Pompano Beach, Florida (the “Pompano Office Lease”). The Pompano Office Lease is for approximately 1,275 square feet of office space, with Elite taking occupancy on November 1, 2020. The Pompano Office Lease has a term of three years, ending on October 31, 2023. The Pompano Office Lease was extended for one additional year on November 1, 2023 ending on October 31, 2024.

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

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet:

Lease	Classification	September 30, 2023
Assets
Operating	Operating lease – right-of-use asset	$1,899
Total leased assets		$1,899

Liabilities
Current
Operating	Lease obligation – operating lease	$2,163

Long-term
Operating	Lease obligation – operating lease, net of current portion	—
Total lease liabilities		$2,163

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. modified lease was $0 for the three months ended September 30, 2023 and 2022, respectively, and $0 and $58,248 for the six months ended September 30, 2023 and 2022, respectively.

Rent expense under the Pompano Office Lease for the three months ended September 30, 2023 and 2022 was $6,519 and $6,330, respectively, and $13,038 and $12,660 for the six months ended September 30, 2023 and 2022, respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the Pompano Office Lease:

Years ending March 31,	Amount
2024 (excluding the six months ended September 30, 2023)	$2,163
Total future minimum lease payments	2,163
Less: interest	—
Present value of lease payments	$2,163

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The weighted-average remaining lease term and the weighted-average discount rate of our lease was as follows:

Lease Term and Discount Rate	September 30, 2023
Remaining lease term (years)
Operating leases	1.1

Discount rate
Operating leases	6%

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

The Company has 79,008,661 total warrants to purchase shares of common stock outstanding with a weighted average exercise price of $0.1521 as of September 30, 2023 and March 31, 2023.

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

The fair value of the Series J Warrants was calculated using a Black-Scholes model instead of a Monte Carlo Simulation because the probability with the shareholder approval provisions was no longer a factor. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	September 30, 2023	March 31, 2023
Fair value of the Company’s Common Stock	$0.0938	$0.0290
Volatility	72.51%	74.37%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	3.6	4.1
Risk free rate	4.70%	3.55%

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the six months ended September 30, 2023 were as follows:

Balance at March 31, 2023	$521,711
Change in fair value of derivative financial instruments - warrants	2,657,717
Balance at September 30, 2023	$3,179,428

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

The Company did not issue any shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the three and six months ended September 30, 2023 and 2022. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Purchase Agreement. The 2020 LPC Purchase Agreement expired on August 1, 2023.

Summary of Common Stock Activity

During the six months ended September 30, 2023 and 2022, the Company did not issue any shares of Common Stock.

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

During the six months ended September 30, 2023, the Company accrued director’s fees totaling $227,915, which will be paid via cash payments totaling $75,000 and the issuance of shares of Common Stock, with the valuation of such shares being calculated on a quarterly basis and equal to the average closing price of the Company’s Common Stock. As of September 30, 2023, the total obligation of $152,915 is outstanding which is recorded at fair value and is included in Accrued Expenses on the Condensed Consolidated Balance Sheets.

Balance of common stock owed at April 1, 2023	$60,000
Awarded shares	—
Change in fair value of stock-based liabilities	92,915
Balance of common stock owed at September 30, 2023	$152,915

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

Balance of common stock owed at April 1, 2023	$4,278,333
Awarded shares	—
Change in fair value of stock-based liabilities	1,973,905
Balance of common stock owed at September 30, 2023	$6,252,238

During the six months ended September 30, 2023, the Company accrued no additional salaries owed to the Company’s President, Chief Executive Officer and certain other employees which will be paid via the issuance of shares of Common Stock. As of September 30, 2023, the total obligation of $6,252,238 is outstanding which is recorded at fair value and is included in Accrued Expenses on the Condensed Consolidated Balance Sheets.

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

The fair value of option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. The Company estimates its expected volatility by using a combination of historical share price volatilities of similar companies within our industry. The expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards, since the Company does not have sufficient exercise history to estimate term of its historical option awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The grant date fair value of option awards is determined using the Black Scholes option-pricing model. The following assumptions were used for the three and six months ended September 30, 2023 and year ended March 31, 2023:

	September 30, 2023	March 31, 2023
Term (in years)	10	10
Exercise Price	$0.08-$0.09	$0.03-$0.04
Dividend Yield	—	—
Expected Volatility	80%	79%-80%
Risk Free Rate	4.27%-4.32%	2.99%-4.01%

A summary of the activity of Company’s 2014 Stock Option Plan for the six months ended September 30, 2023 is as follows:

	Shares	Weighted Average	Weighted Average Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at March 31, 2023	15,370,000	$0.07	7.4	$—
Granted	4,000,000	$0.09	10.0	$—
Expired and Forfeited	(3,840,000)	$0.07	1.8	$—
Outstanding at September 30, 2023	15,530,000	$0.05	9.2	$717,706
Exercisable at September 30, 2023	343,334	$0.19	4.9	$978

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of September 30, 2023 and March 31, 2023 of $0.04 and $0.03, respectively. As of September 30, 2023, there was $164,105 in unrecognized stock based compensation expense that will be recognized over a 1.2 year period.

On September 5, 2023, options were granted to the Chief Financial Officer pursuant to the 2014 Plan to purchase an aggregate of 3,000,000 shares of common stock. The options have an exercise price of $0.0898 per share, the fair market value of the common stock on the date of grant. The options granted will vest one third for each of the next three years upon the anniversary date of the grant and have a ten-year expiration date.

On September 19, 2023, options were granted to one employee pursuant to the 2014 Plan to purchase an aggregate of 1,000,000 shares of common stock. The options have an exercise price of $0.0819 per share, the fair market value of the common stock on the date of grant. The options granted will vest one third for each of the next three years upon the anniversary date of the grant and have a ten-year expiration date.

The weighted-average grant-date fair value of stock options granted during the six months ended September 30, 2023 under the 2014 Plan was $0.0734.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Three customers accounted for approximately 67% of the Company’s revenues for the six months ended September 30, 2023. These three customers accounted for approximately 35%, 22%, and 10% of revenues each, respectively.

Two customers accounted for approximately 96% of the Company’s revenues for the six months ended September 30, 2022. These two customers accounted for approximately 85% and 11% of revenue each, respectively.

Accounts Receivable

Two customers accounted for approximately 78% of the Company’s accounts receivable as of September 30, 2023. These two customers accounted for approximately 41% and 37% of accounts receivable each, respectively.

Two customers accounted for approximately 97% of the Company’s accounts receivable as of September 30, 2022. These two customers accounted for approximately 79% and 18% of accounts receivable each, respectively.

Purchasing

One supplier accounted for approximately 37% of the Company’s purchases of raw materials for the six months ended September 30, 2023.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Operating Income by Segment
ANDA	$3,828,730	$2,186,932	$7,435,740	$4,118,625
Operating income by Segment	$3,828,730	$2,186,932	$7,435,740	$4,118,625

The Company notes that there was no revenue related to the NDA segment for the three and six months ended September 30, 2023 and 2022.

The table below reconciles the Company’s operating income by segment to income before income taxes as reported in the Company’s unaudited condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Operating income by segment	$3,828,730	$2,186,932	$7,435,740	$4,118,625
Corporate unallocated costs	(1,533,208)	(587,700)	(3,194,912)	(1,086,925)
Interest income	7,320	43	10,836	172
Interest expense and amortization of debt issuance costs	(130,438)	(242,753)	(249,850)	(459,540)
Depreciation and amortization expense	(327,240)	(319,552)	(655,522)	(615,846)
Significant non-cash items	(42,777)	(198,563)	(57,777)	(312,053)
Change in fair value of derivative instruments	(2,468,350)	688,319	(2,657,717)	188,176
Change in fair value of stock-based liabilities	(2,066,820)	—	(2,066,820)	—
Income before income taxes	$(2,732,783)	$1,526,726	$(1,436,022)	$1,832,609

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

As of September 30, 2023, the Company has accrued $3,373,800 in accordance with the agreements entered into with Mikah, which is recorded in accrued expenses on the unaudited condensed consolidated balance sheets.

NOTE 17. INCOME TAXES

The Company’s income tax benefit was $17.5 million and income tax expense was $0.0 million for the six months ended September 30, 2023 and 2022, respectively.

The Company’s income tax benefit was $17.7 million and income tax expense was $0.0 million for the three months ended September 30, 2023 and 2022, respectively.

During the six months ended September 30, 2023, the Company recorded a discrete tax benefit of $17.3 million related to the Company’s release of the valuation allowance against deferred tax assets related to U.S. federal net operating losses carryforwards and research and development tax credits, which are expected to be realized based on demonstrated current profitability and its expectations of forecasted income.

Prior to September 2023, the Company’s net deferred tax assets were largely offset by a valuation allowance. The Company prepares a quarterly analysis of its deferred tax assets which consists of positive and negative evidence, including its cumulative income (loss) position, revenue growth, continuing and improved profitability, and expectations regarding future profitability. For the three months ended September 30, 2023, the Company recorded a net valuation allowance release of $2,044,144 on the basis of our reassessment of the amount of deferred tax assets that are more likely than not to be realized. The positive evidence assessed included recent increases in actual and forecasted operating results due to manufacturing efficiencies in relation to increased production volumes. For the three months ended September 30, 2023, the release in the valuation allowance is the primary reason that the effective tax rate is different than the United States federal statutory rate of 21%.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 14, 2023 and note no material subsequent events were identified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the Six Months Ended September 30, 2023 and 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2023. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Generic Products Filed

Currently the Company has filed a generic antimetabolite ANDA and a generic dopamine agonist ANDA and these products are under review by the FDA. On August 17, 2023, the Company also submitted an ANDA for an opiate analgesic for pain management and it was accepted for review by FDA on September 19, 2023.

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

Note 1, “Summary of Significant Accounting Policies” to this quarterly report on Form 10-Q includes policies relating to the revenue recognition, nature of goods and services and accounts receivable and allowance for expected credit losses from the sale of products bearing the Elite label, which were not included in Note 1 “Summary of Significant Accounting Policies” to the Company’s financial statements as contained the Company’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2013. Except for the foregoing, there were no significant changes during the six months ended September 30, 2023 to the items that we disclosed as our significant accounting policies and estimates described in “Note 1, Summary of Significant Accounting Policies” to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Results of Operations

The following set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Manufacturing fees	$13,507,870	$7,187,363	$6,320,507	88%
Licensing fees	649,315	1,398,400	(749,085)	(54)%
Total revenue	14,157,185	8,585,763	5,571,422	65%
Cost of manufacturing	7,710,106	4,761,329	2,948,777	62%
Gross profit	$6,447,079	$3,824,434	$2,622,645	69%

Gross profit - percentage	46%	45%

Total revenues for the three months ended September 30, 2023 increased by $5.6 million or 65%, to $14.2 million, as compared to $8.6 million, for the corresponding period of the prior year, primarily due to the launch of the Elite label during the current fiscal year which achieved increased sales for the quarter ended September 30, 2023, as compared to the comparable quarter of the prior year, especially in sales of Amphetamine ER Capsules and Amphetamine IR Capsules.

Manufacturing fees increased by $6.3 million, or 88%, primarily due to the launch of the Elite label during the current fiscal year which achieved increased sales for the quarter ended September 30, 2023, as compared to the comparable quarter of the prior year, especially in sales of Amphetamine ER Capsules and Amphetamine IR Capsules.

Licensing fees decreased by $0.7 million, or 54%. This decrease is primarily due to the expiration of the marketing alliance agreements between the Company and Lannett Company, Inc. dated March 6, 2019 and April 9, 2019 (the “Lannett Agreements”) on March 31, 2023. The revenue streams that were generated during periods ending on or prior to March 31, 2023 and attributed to the Lannett Agreements, included profit splits on the sale by Lannett of Amphetamine IR and Amphetamine ER. Since April 1, 2023, these products are now sold by the Company under its own label, with revenues being recorded as manufacturing revenues instead of licensing fees going forward.

Cost of revenue consists of manufacturing and assembly costs. Our cost of revenue increased by $2.9 million or 62%, to $7.7 million as compared to $4.8 million for the corresponding period in the prior fiscal year. This increase was due to an increased volume of products sold during the three months ended September 30, 2023, as compared to the comparable period of the prior fiscal year, as well as a decrease in licensing fees revenues as noted.

Our gross profit margin was 46% during the three months ended September 30, 2023 as compared to 45% during the comparable period of the prior fiscal year. The increase in gross profit margin is due to manufacturing efficiencies achieved in relation to increased production volumes.

Operating expenses:

	For the Three Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Operating expenses:
Research and development	$2,618,349	$1,227,269	$1,391,080	113%
General and administrative	1,533,208	1,190,523	342,685	29%
Non-cash compensation	42,777	5,973	36,804	616%
Depreciation and amortization	327,240	319,552	7,688	2%
Total operating expenses	$4,521,574	$2,743,317	$1,778,257	65%

Operating expenses consist of research and development costs, general and administrative costs, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three months ended September 30, 2023 increased by $1.8 million, or 65%, to $4.5 million as compared to $2.7 million for the corresponding period in the prior fiscal year, largely due to an increase in research and development of $1.4 million.

Research and development costs during the three months ended September 30, 2023 were $2.6 million, an increase of $1.4 million, or 113%, from approximately $1.2 million of such costs for the comparable period of the prior year. The increase was a result of the timing and nature of product development activities during the three months ended September 30, 2023 as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the three months ended September 30, 2023 were $1.5 million, which was virtually unchanged from $1.2 million in such costs for the comparable period of the prior fiscal year.

Non-cash compensation expense for the three months ended September 30, 2023 and 2022 was less than $0.1 million.

Depreciation and amortization expenses from the three months ended September 30, 2023 were $0.3 million, which was virtually unchanged from $0.3 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations during the three months ended September 30, 2023 was $1.9 million, compared to income from operations of $1.1 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Three Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Other income (expense):
Change in fair value of derivative financial instruments - warrants	$(2,468,350)	$688,319	$(3,156,669)	(459)%
Change in fair value of stock-based liabilities	(2,066,820)	—	(2,066,820)	—%
Interest expense and amortization of debt issuance costs	(130,438)	(242,753)	112,315	(46)%
Gain on sale of fixed assets	—	—	—	—%
Gain on sale of ANDA	—	—	—	—%
Interest income	7,320	43	7,277	16,923%
Other (expense) income, net	$(4,658,288)	$445,609	$(5,103,897)	(1,145)%

Other income (expense) for the three months ended September 30, 2023 was an other expense of $4.7 million, a decrease of $5.1 million from an other income of $0.4 million for the comparable period of the prior fiscal year. The decrease was primarily due to a net increase of other expenses of $5.2 million relating to the change in fair value of derivative instruments and stock-based liabilities totaling $4.5 million, as compared to net other income of $0.7 million for the comparable period of the prior fiscal year and a net decrease of other expenses of $0.1 million relating to decreased interest expense and amortization of debt issuance costs during the three months ended September 30, 2023 as compared to the comparable period of the prior fiscal year. The change in the fair value of derivative instruments and stock-based liabilities is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and stock-based liabilities and decreases in the closing price of the Company’s Common Stock. Please see Note 12 to the Unaudited Condensed Consolidated Financial Statements above. The decrease in interest expense associated with the loans payable is due in large part to the Company paying off the principal balance of the EWB loan during the fiscal year ended March 31, 2023, resulting in no interest on the EWB loan incurred for the three months ended September 30, 2023.

As a result of the foregoing, our net loss before the net benefit from sale of net operating loss credits for the three months ended September 30, 2023 was $2.7 million, compared to net income of $1.5 million for the comparable period of the prior fiscal year.

Six months ended September 30, 2023 compared to the six months ended September 30, 2022

Revenue, Cost of revenue and Gross profit:

	For the Six Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Manufacturing fees	$21,417,107	$13,514,504	$7,902,603	58%
Licensing fees	1,720,154	2,744,167	(1,024,013)	(37)%
Total revenue	23,137,261	16,258,671	6,878,590	42%
Cost of manufacturing	11,939,627	8,436,390	3,503,237	42%
Gross profit	$11,197,634	$7,822,281	$3,375,353	43%

Gross profit - percentage	48%	48%

Total revenues for the six months ended September 30, 2023 increased by $6.9 million or 42%, to $23.1 million, as compared to $16.3 million, for the corresponding period of the prior year, primarily due to the launch of the Elite label during the current fiscal year which achieved increased sales for the quarter ended September 30, 2023, as compared to the comparable quarter of the prior year, especially in sales of Amphetamine ER Capsules and Amphetamine IR Capsules.

Manufacturing fees increased by $7.9 million, or 58%, primarily due to the launch of the Elite label during the current fiscal year which achieved increased sales for the quarter ended September 30, 2023, as compared to the comparable quarter of the prior year, especially in sales of Amphetamine ER Capsules and Amphetamine IR Capsules.

Licensing fees decreased by $1.0 million, or 37%. This decrease is primarily due to the expiration of the marketing alliance agreements between the Company and Lannett Company, Inc. dated March 6, 2019 and April 9, 2019 (the “Lannett Agreements”) on March 31, 2023. The revenue streams that were generated during periods ending on or prior to March 31, 2023 and attributed to the Lannett Agreements, included profit splits on the sale by Lannett of Amphetamine IR and Amphetamine ER. Since April 1, 2023, these products are now sold by the Company under its own label, with revenues being recorded as manufacturing revenues instead of licensing fees going forward.

Cost of revenue consists of manufacturing and assembly costs. Our cost of revenue increased by $3.5 million or 42%, to $11.9 million as compared to $8.4 million for the corresponding period in the prior fiscal year. This increase was due to an increased volume of products sold during the six months ended September 30, 2023, as compared to the comparable period of the prior fiscal year, as well as a decrease in licensing fees revenues as noted.

Our gross profit margin was 48% during the six months ended September 30, 2023 as compared to 48% during the comparable period of the prior fiscal year. The increase in gross profit margin is due to manufacturing efficiencies achieved in relation to increased production volumes.

Operating expenses:

	For the Six Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Operating expenses:
Research and development	$3,761,894	$2,182,712	$1,579,182	72%
General and administrative	3,194,912	2,908,627	286,285	10%
Non-cash compensation	57,777	11,295	46,482	412%
Depreciation and amortization	655,522	615,846	39,676	6%
Total operating expenses	$7,670,105	$5,718,480	$1,951,625	34%

Operating expenses consist of research and development costs, general and administrative costs, non-cash compensation and depreciation and amortization expenses. Operating expenses for the six months ended September 30, 2023 increased by $2.0 million, or 34%, to $7.7 million as compared to $5.7 million for the corresponding period in the prior fiscal year, largely due to an increase in research and development of $1.6 million.

Research and development costs during the six months ended September 30, 2023 were $3.8 million, an increase of $1.6 million, or 72%, from approximately $2.2 million of such costs for the comparable period of the prior year. The increase was a result of the timing and nature of product development activities during the six months ended September 30, 2023 as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the six months ended September 30, 2023 were $3.2 million, which was virtually unchanged from $2.9 million in such costs for the comparable period of the prior fiscal year.

Non-cash compensation expense for the six months ended September 30, 2023 was less than $0.1 million.

Depreciation and amortization expenses from the six months ended September 30, 2023 were $0.7 million, which was virtually unchanged from $0.6 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations during the six months ended September 30, 2023 was $3.5 million, compared to income from operations of $2.1 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Six Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Other income (expense):
Change in fair value of derivative financial instruments - warrants	$(2,657,717)	$188,176	$(2,845,893)	(1,512)%
Change in fair value of stock-based liabilities	(2,066,820)	—	(2,066,820)	100%
Interest expense and amortization of debt issuance costs	(249,850)	(459,540)	209,690	(46)%
Gain on sale of fixed assets	—	—	—	—%
Gain on sale of ANDA	—	—	—	—%
Interest income	10,836	172	10,664	6,200%
Other (expense) income, net	$(4,963,551)	$(271,192)	$(4,692,359)	1,730%

Other income (expense) for the six months ended September 30, 2023 was an other expense of $5.0 million, a decrease of $4.7 million from an other expense of $0.3 million for the comparable period of the prior fiscal year. The decrease was primarily due to a net increase of other expenses of $4.9 million relating to the change in fair value of derivative instruments and stock-based liabilities totaling $4.7 million, as compared to net other income of $0.2 million for the comparable period of the prior fiscal year and a net decrease of other expenses of $0.2 million relating to decreased interest expense and amortization of debt issuance costs during the six months ended September 30, 2023 as compared to the comparable period of the prior fiscal year. Please note that the change in the fair value of derivative instruments and stock-based liabilities is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and stock-based liabilities and decreases in the closing price of the Company’s Common Stock. Please see Note 12 to the Unaudited Condensed Consolidated Financial Statements above. The decrease in interest expense associated with the loans payable is due in large part to the Company paying off the principal balance of the EWB loan during the fiscal year ended March 31, 2023, resulting in no interest on the EWB loan incurred for the six months ended September 30, 2023.

As a result of the foregoing, our net loss before the net benefit from the sale of net operating loss credits for the six months ended September 30, 2023 was $1.4 million, compared to net income of $1.8 million for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	September 30, 2023	March 31, 2023	Change
Current assets	$34,728,909	$21,510,297	$13,218,612
Current liabilities	$19,077,904	$7,833,637	$11,244,267
Working capital	$15,651,005	$13,676,660	$1,974,345

Our working capital (total current assets less total current liabilities) increased by $2.0 million from $13.7 million as of March 31, 2023 to $15.7 million as of September 30, 2023, with such increase being primarily related to the increase in finished goods inventory and accounts receivable, associated with increased customer orders during the three months ended September 30, 2023.

Summary of Cash Flows:

	For the Six Months Ended September 30,
	2023	2022
Net cash (used in) provided by operating activities	$(2,945,753)	$937,898
Net cash used in investing activities	$—	$(5,199,696)
Net cash provided by financing activities	$3,777,725	$14,281,600

Net cash used in operating activities for the three months ended September 30, 2023 was $2.9 million, which included, without limitation, net income of $16.1 million, increased by depreciation and other non-cash expenses totaling $5.5 million and reduced by increases in accounts receivable and inventory totaling $13.1 million.

Net cash provided by financing activities was $3.8 million for the three months ended September 30, 2023 which consisted primarily of proceeds from related party loans payable totaling $4.0 million.

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

On July 1, 2022, the EWB provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at WSJP plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of September 30, 2023, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of September 30, 2023, the Company was in compliance with each financial covenant.

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

During the three and six months ended September 30, 2023 and 2022, the Company did not issue any shares of Common Stock to Lincoln Park.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2023 at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, except as set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement, dated September 5, 2023, between Elite Pharmaceuticals, Inc. and Carter Ward (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2023).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

November 14, 2023	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 14, 2023	By:	/s/ Carter Ward
Carter Ward Chief Financial Officer (Principal Accounting and Financial Officer)

