Form 10-Q
period 2023-12-31
ELITE PHARMACEUTICALS INC /NV/
filed 2024-02-14
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 1,017,881,199 shares of Common Stock were issued, and 1,017,781,199 shares of Common Stock were outstanding as of February 14, 2024.

ii

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	December 31, 2023	March 31, 2023
ASSETS
Current assets:
Cash	$5,816,211	$7,832,247
Accounts receivable, net of allowance for expected credit losses of $194,600 and $0 as of December 31, 2023 and March 31, 2023, respectively	16,009,614	3,094,549
Inventory	14,325,041	9,550,716
Prepaid expenses and other current assets	1,005,636	1,032,785
Total current assets	37,156,502	21,510,297

Property and equipment, net of accumulated depreciation of $15,578,471 and $14,586,335 respectively	10,095,029	10,426,158
Intangible assets, net of accumulated amortization of $-0-	6,341,228	6,341,228
Finance lease - right-of-use asset	408,428	—
Operating lease - right-of-use asset	26,231	13,062
Deferred income tax asset	20,233,603	2,171,821
Other assets:
Restricted cash - debt service for NJEDA bonds	427,999	412,434
Security deposits	7,259	21,018
Total other assets	435,258	433,452
Total assets	$74,696,279	$40,896,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,890,717	$2,446,810
Accrued expenses	11,884,645	5,047,726
Deferred revenue, current portion	13,333	13,333
Bonds payable, current portion, net of bond issuance costs	115,822	110,822
Loans payable, current portion	190,607	200,032
Related party loans payable (Note 7)	4,000,000	—
Lease obligation - finance lease, current portion	37,444	—
Lease obligation - operating lease, current portion	26,231	14,914
Total current liabilities	19,158,799	7,833,637

Long-term liabilities:
Deferred revenue, net of current portion	8,889	18,890
Bonds payable, net of current portion and bond issuance costs	909,654	1,029,018
Loans payable, net of current portion and loan costs	2,407,077	2,532,502
Lease obligation - finance lease, net of current portion	200,939	—
Derivative financial instruments - warrants	5,597,200	521,711
Total long-term liabilities	9,123,759	4,102,121
Total liabilities	28,282,558	11,935,758
Shareholders’ equity:
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,017,881,199 and 1,014,015,081 shares issued as of December 31, 2023 and March 31, 2023, respectively; 1,017,781,199 and 1,013,915,081 shares outstanding as of December 31, 2023 and March 31, 2023, respectively	1,017,885	1,014,019
Additional paid-in capital	165,417,811	164,750,980
Treasury stock; 100,000 shares as of December 31, 2023 and March 31, 2023, respectively, at cost	(306,841)	(306,841)
Accumulated deficit	(119,715,134)	(136,497,898)
Total shareholders’ equity	46,413,721	28,960,260
Total liabilities and shareholders’ equity	$74,696,279	$40,896,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Revenue:
Manufacturing fees	$14,791,110	$7,798,159	$36,208,217	$21,312,663
Licensing fees	747,690	1,451,907	2,467,844	4,200,888
Total revenue	15,538,800	9,250,066	38,676,061	25,513,551
Cost of manufacturing	8,497,727	4,330,841	20,437,354	12,360,935
Gross profit	7,041,073	4,919,225	18,238,707	13,152,616

Operating expenses:
Research and development	1,403,790	1,443,361	5,165,684	3,775,107
General and administrative	1,711,275	1,186,049	4,906,187	4,356,752
Non-cash compensation through issuance of stock options	49,815	13,030	107,592	24,325
Depreciation and amortization	343,537	317,685	999,059	933,531
Total operating expenses	3,508,417	2,960,125	11,178,522	9,089,715

Income from operations	3,532,656	1,959,100	7,060,185	4,062,901

Other income (expense):
Change in fair value of derivative financial instruments - warrants	(2,417,772)	372,894	(5,075,489)	561,070
Change in fair value of stock-based liabilities	(2,854,556)	—	(4,921,376)	—
Interest expense and amortization of debt issuance costs	(121,628)	(322,681)	(371,478)	(782,221)
Gain from settlement agreements	1,761,792	—	1,761,792	—
Gain on sale of ANDA	—	1,000,000	—	1,000,000
Interest income	5,249	15	16,085	187
Other (expense) income, net	(3,626,915)	1,050,228	(8,590,466)	779,036

(Loss) income before income taxes	(94,259)	3,009,328	(1,530,281)	4,841,937

Income tax benefit (expense)	800,613	(39,250)	18,313,045	(50,837)

Net income attributable to common shareholders	$706,354	$2,970,078	$16,782,764	$4,791,100

Basic net income per share attributable to common shareholders	$0.00	$0.00	$0.02	$0.00

Diluted net income per share attributable to common shareholders	$0.00	$0.00	$0.02	$0.01

Basic weighted average Common Stock outstanding	1,014,768,071	1,013,915,081	1,014,265,162	1,012,480,115

Diluted weighted average Common Stock outstanding	1,024,448,445	1,013,915,081	1,019,511,813	1,012,480,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of April 1, 2023	—	$—	1,014,015,081	$1,014,019	$164,750,980	100,000	$(306,841)	$(136,497,898)	$28,960,260

Net income	—	—	—	—	—	—	—	1,141,809	1,141,809

Non-cash compensation through the issuance of employee stock options	—	—	—	—	15,000	—	—	—	15,000

Balance at June 30, 2023	—	$—	1,014,015,081	$1,014,019	$164,765,980	100,000	$(306,841)	$(135,356,089)	$30,117,069

Net income	—	—	—	—	—	—	—	14,934,601	14,934,601

Non-cash compensation through the issuance of employee stock options	—	—	—	—	42,777	—	—	—	42,777

Balance at September 30, 2023	—	$—	1,014,015,081	$1,014,019	$164,808,757	100,000	$(306,841)	$(120,421,488)	$45,094,447

Shares issued in satisfaction of accrued director salaries	—	—	1,642,971	1,643	250,224	—	—	—	251,867

Shares issued in satisfaction of accrued consultant fees	—	—	2,223,147	2,223	309,015	—	—	—	311,238

Net income	—	—	—	—	—	—	—	706,354	706,354

Non-cash compensation through the issuance of employee stock options	—	—	—	—	49,815	—	—	—	49,815

Balance at December 31, 2023	—	$—	1,017,881,199	$1,017,885	$165,417,811	100,000	$(306,841)	$(119,715,134)	$46,413,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of April 1, 2022	—	—	1,011,381,988	$1,011,385	$164,577,227	100,000	$(306,841)	$(140,059,744)	$25,222,027

Net income	—	—	—	—	—	—	—	305,883	305,883

Non-cash compensation through the issuance of employee stock options	—	—	—	—	5,322	—	—	—	5,322

Balance at June 30, 2022	—	$—	1,011,381,988	$1,011,385	$164,582,549	100,000	$(306,841)	$(139,753,861)	$25,533,232

Net income	—	—	—	—	—	—	—	1,515,139	1,515,139

Non-cash compensation through the issuance of employee stock options	—	—	—	—	5,974	—	—	—	5,974

Shares issued in payment of director salaries	—	—	1,378,608	1,379	58,621	—	—	—	60,000

Shares issued in payment of consultant fees	—	—	1,254,485	1,255	75,807	—	—	—	77,062

Balance at September 30, 2022	—	$—	1,014,015,081	$1,014,019	$164,722,951	100,000	$(306,841)	$(138,238,722)	$27,191,407

Net income	—	—	—	—	—	—	—	2,970,078	2,970,078

Non-cash compensation through the issuance of employee stock options	—	—	—	—	13,029	—	—	—	13,029

Balance at December 31, 2022	—	$—	1,014,015,081	$1,014,019	$164,735,980	100,000	$(306,841)	$(135,268,644)	$30,174,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,782,764	$4,791,100
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	992,136	933,531
Bad debt expense	194,600	—
Amortization of operating leases - right-of-use assets	18,153	61,621
Non-cash compensation accrued	563,105	430,778
Change in fair value of derivative financial instruments - warrants	5,075,489	(561,070)
Change in fair value of stock-based liabilities	4,921,376	—
Gain on settlement of Common Stock to consultant	(1,761,792)	—
Non-cash compensation through the issuance of employee stock options	107,592	24,325
Non-cash rent expense and lease accretion	—	602
Deferred revenue	(10,001)	(10,003)
Change in operating assets and liabilities:
Accounts receivable	(13,109,665)	(2,487,930)
Inventory	(4,774,325)	(1,860,688)
Prepaid expenses and other current assets	40,908	(581,113)
Deferred income tax asset	(18,061,782)	—
Accounts payable, accrued expenses and other current liabilities	3,702,825	(309,950)
Interest expense of finance lease liability	(2,915)	—
Lease obligations - operating leases	(20,005)	(61,182)
Net cash (used in) provided by operating activities	(5,341,537)	370,021

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(406,007)	(5,200,407)
Net cash used in investing activities	(406,007)	(5,200,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bond principal	(125,000)	(115,000)
Proceeds from related party loans payable	4,000,000	—
Proceeds from loans payable	—	14,550,001
Amortization of finance leases - right-of-use assets	6,923	—
Loan payments	(134,850)	(230,770)
Net cash provided by financing activities	3,747,073	14,204,231

Net change in cash and restricted cash	(2,000,471)	9,373,845

Cash and restricted cash, beginning of period	8,244,681	8,940,396

Cash and restricted cash, end of period	$6,244,210	$18,314,241

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$119,412	$782,221
Cash paid for income taxes	$292,000	$127,522
Stock issued in satisfaction of accrued directors salaries and consultant fees	$563,105	$137,067
Recognition of right of use asset and lease liabilities entered into	$272,620	$—

Reconciliation of cash and restricted cash
Cash	$5,816,211	$17,909,077
Restricted cash - debt service for NJEDA bonds	427,999	405,164
Total cash and restricted cash shown in statement of cash flows	$6,244,210	$18,314,241

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on June 29, 2023. The interim results for the nine months ended December 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2024 or for any future periods.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2023.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The Company recognizes revenue at a point in time for all performance obligations. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
NDA:
Licensing fees	$—	$—	$—	$—
Total NDA revenue	—	—	—	—
ANDA:
Manufacturing fees	$14,791,110	$7,798,159	$36,208,217	$21,312,663
Licensing fees	747,690	1,451,907	2,467,844	4,200,888
Total ANDA revenue	15,538,800	9,250,066	38,676,061	25,513,551
Total revenue	$15,538,800	$9,250,066	$38,676,061	$25,513,551

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

Restricted Cash

As of December 31, 2023, and March 31, 2023, the Company had $427,999 and $412,434, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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

The allowance for expected credit losses is based on the probability of future collection under the current expected credited loss (“CECL”) impairment model under Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Assets, which was adopted by the Company on April 1, 2023, as discussed below within Recently Adopted Accounting Pronouncements. Under the CECL impairment model, the Company determines its allowance by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as external forecasts, macroeconomic trends or other factors including customers’ credit risk and historical loss experience. The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to credit losses in the period incurred.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the year ended March 31, 2023, the Company determined indicators of impairment occurred and recorded impairment expense of $292,807 on its ANDAs and patents. There were no such impairments recorded during the period ended December 31, 2023. The Company notes that none of its patents relate to any of the Company’s revenue producing activities.

The following table summarizes the Company’s intangible assets as of and for the periods ended December 31, 2023 and March 31, 2023:

	December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Impairment losses	Accumulated Amortization	Net Book Value
Patent application costs	*	$289,039	$—	$—	$289,039
ANDA acquisition costs	Indefinite	6,052,189	—	—	6,052,189
		$6,341,228	$—	$—	$6,341,228

	March 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Impairment losses	Accumulated Amortization	Net Book Value
Patent application costs	*	$465,684	$(176,645)	$—	$289,039
ANDA acquisition costs	Indefinite	6,168,351	(116,162)	—	6,052,189
		$6,634,035	$(292,807)	$—	$6,341,228

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

On August 17, 2023, Elite filed a paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. Elite obtained agreement with Purdue to stay the litigation for six months. Elite’s launch of a generic Oxycontin will depend on the approval by the FDA and the outcome of various litigations involving Purdue or the expiry of the patents listed on the Orange Book. As of December 31, 2023, the results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of December 31, 2023, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2016 and forward. The Company did not record unrecognized tax positions for the nine months ended December 31, 2023.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The cost of the stock-based payments to nonemployees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term. The Company accounts for forfeitures as they occur.

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

Sale of ANDA

During the quarter ended December 31, 2022, the Company entered into an agreement with Pyros Pharmaceuticals, Inc. (“Pyros”) pursuant to which the Company sold to Pyros its rights in and to the Company’s approved abbreviated new drug applications (ANDAs) for its generic Sabril drug (the “Sabril Product”). The Company sold its rights to Pyros for $1,000,000, which was recorded as gain on sale of ANDA during the year ended March 31, 2023. There is no further action required by the Company regarding the rights which would affect future periods.

In conjunction with the sale of its Sabril Product to Pyros, the Company executed a Manufacturing and Supply Agreement (the “Pyros Agreement”) with Pyros. Under the terms of the Pyros Agreement, the Company will receive an agreed-upon price per drug for the manufacturing and packaging of Sabril over a term of three years. Revenue per the Pyros Agreement will be recognized as control of the manufactured and supplied drugs is transferred to Pyros (at the time of delivery).

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

As the average market price of Common Stock for the three and nine months ended December 31, 2023 and 2022 did not exceed the exercise price of the warrants, the potential dilution from the warrants converting into 79,008,661 shares of Common Stock for all periods have been excluded from the number of shares used in calculating diluted net income per share as their inclusion would have been antidilutive.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Numerator
Net income - basic	$706,354	$2,970,078	$16,782,764	$4,791,100
Effect of dilutive instrument on net income	—	372,894	—	561,070
Net income - diluted	$706,354	$3,342,972	$16,782,764	$5,352,170

Denominator
Weighted average shares of Common Stock outstanding - basic	1,014,768,071	1,013,915,081	1,014,265,162	1,012,480,115

Dilutive effect of stock options and convertible securities	9,680,374	—	5,246,651	—

Weighted average shares of Common Stock outstanding - diluted	1,024,448,445	1,013,915,081	1,019,511,813	1,012,480,115

Net income per share
Basic	$0.00	$0.00	$0.02	$0.00
Diluted	$0.00	$0.00	$0.02	$0.01

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of April 1, 2023	$521,711	$—	$—	$521,711
Change in fair value of derivative financial instruments - warrants	5,075,489	—	—	5,075,489
Balance as of December 31, 2023	$5,597,200	$—	$—	$5,597,200

		Fair Value Measurement
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of April 1, 2022	$936,837	$—	$—	$936,837
Change in fair value of derivative financial instruments - warrants	(561,070)	—	—	(561,070)
Balance as of December 31, 2022	$375,767	$—	$—	$375,767

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

The Company has had no recordable write offs for bad debts or uncollectible invoiced amounts during the for the nine months ended December 31, 2023 or the prior twelve months ended March 31, 2023. In applying the CECL methodology, the Company recorded an estimated allowance of $194,600 for current estimated credit losses.

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

NOTE 2. INVENTORY

Inventory consisted of the following:

	December 31, 2023	March 31, 2023
Finished goods	$5,544,848	$2,352,330
Work-in-progress	1,247,307	1,791,311
Raw materials	7,532,886	5,407,075
Inventory	$14,325,041	$9,550,716

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2023	March 31, 2023
Land, building and improvements	$10,269,297	$10,768,181
Laboratory, manufacturing, warehouse and transportation equipment	14,518,570	13,364,512
Office equipment and software	373,601	395,563
Furniture and fixtures	512,032	484,237
Property and equipment, gross	25,673,500	25,012,493
Less: Accumulated depreciation	(15,578,471)	(14,586,335)
Property and equipment, net	$10,095,029	$10,426,158

Depreciation expense was $336,614 and $314,610 for the three months ended December 31, 2023 and 2022, respectively, and $992,136 and $923,365 for the nine months ended December 31, 2023 and 2022, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4. ACCRUED EXPENSES

As of December 31, 2023 and March 31, 2023, the Company’s accrued expenses consisted of the following:

	December 31, 2023	March 31, 2023
Salaries and fees payable in Common Stock inclusive of the change in fair value of Common stock underlying such liabilities	$6,934,812	$4,125,000
Income tax	—	414,989
Co-development profit split	3,389,949	—
Consultant contract fees	10,000	193,333
Audit fees	125,000	125,000
Director dues	22,500	70,000
Legal and professional expense	75,000	—
Employee bonuses	712,384	—
Other accrued expenses	615,000	119,404
Total accrued expenses	$11,884,645	$5,047,726

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

The following tables summarize the Company’s bonds payable liability:

	December 31, 2023	March 31, 2023
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,120,000	$1,245,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(130,000)	(125,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$990,000	$1,120,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(259,930)	(249,294)
Bond offering costs, net	$94,524	$105,160

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$130,000	$125,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$115,822	$110,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$990,000	$1,120,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(80,346)	(90,982)
Long term portion of bonds payable, net of bond offering costs	$909,654	$1,029,018

Amortization expense was $3,540 and $3,544 for the three months ended December 31, 2023 and 2022, $10,636 and $10,629 for the nine months ended December 31, 2023 and 2022, respectively. Interest payable was $24,267 and $6,744 as of December 31, 2023 and March 31, 2023, respectively. Interest expense was $18,200 and $20,231 for the three months ended December 31, 2023 and 2022, respectively, and $57,985 and $63,808 for the nine months ended December 31, 2023 and 2022, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of bonds for the next five years, exclusive of the nine months ended December 31, 2023 are as follows:

Years ending March 31,	Amount
2024	$—
2025	130,000
2026	140,000
2027	150,000
2028	160,000
Thereafter	540,000
$1,120,000

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

Loans payable consisted of the following:

	December 31, 2023	March 31, 2023
Mortgage loan payable 4.75% interest and maturing June 2032	$2,438,958	$2,472,923
Equipment and insurance financing loans payable, between 7.10% and 12.02% interest and maturing between January 2024 and October 2025	158,726	259,611
Less: Current portion of loans payable	(190,607)	(200,032)
Long-term portion of loans payable	$2,407,077	$2,532,502

The interest expense associated with the loans payable was $30,384 and $317,844 for the three months ended December 31, 2023 and 2022, and $101,478 and $579,109 for the nine months ended December 31, 2023 and 2022, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loan principal payments for the next five years are as follows:

Future principal balances
Years ending March 31,	Amount
2024 (excluding the nine months ended December 31, 2023)	$44,535
2025	186,657
2026	120,748
2027	92,773
2028	94,433
2029 and thereafter	2,058,538
Total remaining principal balance	$2,597,684

NOTE 7. RELATED PARTY LOANS

The Company has entered into a collateralized promissory note with individual lenders with rates comparable to the EWB Term Loan but with fewer covenants (the “Hakim Promissory Note”). These covenants include filing timely tax returns and financial statements, and an agreement not to sell, lease, or transfer a substantial portion of the Company’s assets during the term of the Hakim Promissory Note. On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, CEO and Chairman of the Board of Directors, pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000. The Hakim Promissory Note has an interest rate of 9% for the first year and 10% for an optional second year and the proceeds will be used for working capital and other business purposes. The original maturity date of the Hakim Promissory Note is June 2, 2024, with an optional second year extension. The second year extension must be exercised by both parties 60 days prior to the original maturity date. As of the date of this filing, the Company does not expect to exercise the second year extension. For the three and nine months ended December 31, 2023, interest expense on the Hakim Promissory Note totaled $67,500 and $202,500 respectively, recorded on the Condensed Consolidated Balance Sheets in accrued expenses and on the Condensed Consolidated Statements of Operations in interest expense and amortization of debt issuance costs.

On July 1, 2022, the EWB provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at the Wall Street Journal Prime Rate (“WSJP”) plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of December 31, 2023, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of the date of this filing, the Company was in compliance with each financial covenant.

On June 30, 2023, the Company entered into a collateralized promissory note with Davis Caskey (the “Caskey Promissory Note”). The Caskey Promissory Note has a principal balance of $1,000,000 and an interest rate of 9% for the first year and 10% for an optional second year. The Caskey Promissory Note is subject to the same covenants as are contained in the Hakim Promissory Note. The proceeds will be used for working capital and other business purposes. The original maturity date of the Caskey Promissory Note is June 30, 2024, with an optional second year extension. The second year extension must be exercised by both parties 60 days prior to the original maturity date. As of the date of this filing, the Company does not expect to exercise the second year extension. For the three and nine months ended December 31, 2023, interest expense on the Caskey Promissory Note totaled $22,500 and $67,500 respectively, recorded on the Condensed Consolidated Balance Sheets in accrued expenses and on the Condensed Consolidated Statements of Operations in interest expense and amortization of debt issuance costs.

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $22,222 as of December 31, 2023, were comprised of a current component of $13,333 and a long-term component of $8,889. Deferred revenues in the aggregate amount of $32,223 as of March 31, 2023, were comprised of a current component of $13,333 and a long-term component of $18,890. These amounts represent the unamortized balance of a $200,000 advance payment received for a TAGI Pharma licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance sheet date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

On August 17, 2023, Elite filed a paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. Elite obtained agreement with Purdue to stay the litigation for six months. Elite’s launch of a generic Oxycontin will depend on the approval by the FDA and the outcome of various litigations involving Purdue or the expiry of the patents listed on the Orange Book. As of December 31, 2023, the results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

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

In October 2020, the Company entered into an operating lease for office space in Pompano Beach, Florida (the “Pompano Office Lease”). The Pompano Office Lease is for approximately 1,275 square feet of office space, with Elite taking occupancy on November 1, 2020. The Pompano Office Lease had a term of three years, ending on October 31, 2023. The Pompano Office Lease was extended for one additional year to October 31, 2024.

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

Finance Leases

In November 2023, the Company entered into an finance lease for equipment (the “Waters Equipment Lease”). The Waters Equipment Lease is related to lab equipment with an acquisition cost of $499,775, with Elite taking ownership of the asset on December 1, 2023. The Waters equipment lease has a term of five years, ending on November 29, 2028. The Company also has the option to purchase the asset at the end of the lease term for the amount of $1, which is probable to be exercised.

A lease is classified as a finance lease if any of the following criteria are met: (i) ownership of the underlying asset transfers to the Company by the end of the lease term; (ii) the lease contains an option to purchase the underlying asset that the Company is reasonably expected to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset; or (v) the underlying asset is of a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease that does not meet any of the criteria to be classified as a finance lease is classified as an operating lease. As the Company expects to exercise the option to purchase the asset at the end of the lease term, the Waters equipment lease was determined to be a finance lease. The finance lease is included on the balance sheets as Finance lease - right-of-use asset and Lease obligation - finance lease. The finance lease costs are split between Depreciation and amortization expense related to the asset and Interest expense and amortization of debt issuance costs on the lease liability, using the effective rate charged by the lessor. The Company has elected to account for lease and non-lease components separately.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet:

Lease	Classification	December 31, 2023
Assets
Finance	Finance lease – right-of-use asset	$408,428
Operating	Operating lease – right-of-use asset	26,231
Total leased assets		$434,659

Liabilities
Current
Finance	Lease obligation – finance lease	$37,444
Operating	Lease obligation – operating lease	26,231

Long-term
Finance	Lease obligation – finance lease, net of current portion	200,939
Operating	Lease obligation – operating lease, net of current portion	—
Total lease liabilities		$264,614

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. modified lease was $0 for the three months ended December 31, 2023 and 2022, respectively, and $0 and $58,248 for the nine months ended December 31, 2023 and 2022, respectively. Rent expense under the Pompano Office Lease for the three months ended December 31, 2023 and 2022 was $7,565 and $6,456, respectively, and $20,603 and $19,116 for the nine months ended December 31, 2023 and 2022, respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the Pompano Office Lease and Waters Equipment Lease:

Years ending March 31,	Operating Lease Amount	Financing Lease Amount	Total
2024 (excluding the nine months ended December 31, 2023)	$8,087	$16,286	$24,373
2025	18,870	65,145	84,015
2026	—	65,145	65,145
2027	—	65,145	65,145
2028	—	65,145	65,145
Thereafter	—	43,429	43,429
Less: interest	(727)	(81,911)	(82,638)
Present value of lease payments	$26,230	$238,384	$264,614

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

Lease Term and Discount Rate	December 31, 2023
Remaining lease term (years)
Operating leases	0.8
Finance leases	4.9
Discount rate
Operating leases	6.0%
Finance leases	12.5%

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

The Company has 79,008,661 total warrants to purchase shares of Common Stock outstanding with a weighted average exercise price of $0.1521 as of December 31, 2023 and March 31, 2023.

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

The Series J Warrants are exercisable for a period of 10 years from the date of issuance, commencing April 28, 2020. The initial exercise price is $0.1521 per share and the Series J Warrants can be exercised for cash or on a cashless basis, including a provision within that provides the holder a choice of net cash settlement or settlement in shares upon a cashless exercise. The net cash settlement amount is the cash value obtained by subtracting the then exercise price from the closing price of the Company’s Common Stock (provided such closing price is higher than the exercise price) and multiplying the difference by the number of shares exercised. As this event is at the holder’s option, it is considered outside of the Company’s control. As a result of the net cash settlement at the option of the holder, such warrants are classified as liabilities and measured initially and subsequently at fair value.

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

The fair value of the Series J Warrants was calculated using a Black-Scholes model. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	December 31, 2023	March 31, 2023
Fair value of the Company’s Common Stock	$0.1393	$0.0290
Volatility	73.50%	74.37%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	3.3	4.1
Risk free rate	4.01%	3.55%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended December 31, 2023 were as follows:

Balance at March 31, 2023	$521,711
Change in fair value of derivative financial instruments - warrants	5,075,489
Balance at December 31, 2023	$5,597,200

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

The Company did not issue any shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the three and nine months ended December 31, 2023 and 2022. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Purchase Agreement. The 2020 LPC Purchase Agreement expired on August 1, 2023.

Summary of Common Stock Activity

On November 22, 2023, the Company issued 1,642,971 shares of Common Stock in payment of director fees to be paid via the issuance of common stock, with such shares having an aggregate value on the date of original accrual of $60,000 and which were owed for periods prior to the current fiscal year and accrued as of the date of share issuance. The price of the Company’s Common Stock on November 22, 2023, was $0.1533 per share. The aggregate value of the shares on the date of their issuance was $251,867.

On December 29, 2023, the Company issued 2,223,147 shares of Common Stock in payment of consultant fees to be paid via the issuance of common stock, with such shares having an aggregate value on the date of original accrual of $153,333 and which were owed for periods prior to the current fiscal year and accrued as of the date of share issuance. The price of the Company’s Common Stock on December 29, 2023, was $0.14 per share. The aggregate value of the shares on the date of their issuance was $311,238.

As of December 31, 2023, there were 1,017,881,199 shares of Common Stock issued and 1,017,781,199 shares of Common Stock outstanding.

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

During the nine months ended December 31, 2023, the Company accrued director’s fees totaling $22,500, which will be paid via cash payments totaling $22,500. All of the accrued shares of common stock related to the Director’s compensation policy were paid out on December 29, 2023.

Balance of common stock owed at April 1, 2023	$60,000
Awarded shares	—
Change in fair value of stock-based liabilities	191,867
Issuance of common stock on November 22, 2023	(251,867)
Balance of common stock owed at December 31, 2023	$—

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

Balance of common stock owed at April 1, 2023	$4,278,333
Awarded shares	—
Change in fair value of stock-based liabilities	4,729,509
Common stock issued	(311,238)
Settlement of non-cash liability	(1,761,792)
Balance of common stock owed at December 31, 2023	$6,934,812

During the nine months ended December 31, 2023, the Company accrued no additional salaries owed to the Company’s President, Chief Executive Officer and certain other employees which will be paid via the issuance of shares of Common Stock. As of December 31, 2023, the total obligation of $6,934,812 is outstanding which is recorded at fair value and is included in Accrued Expenses on the Condensed Consolidated Balance Sheets.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On November 6, 2023, the Company entered into a Settlement Agreement with a former executive who was terminated on February 7, 2022. The employment agreement with the former executive included annual compensation of $250,000 which was to be paid via the issuance of shares of Common Stock. At the date of the former executive’s termination an aggregate of 14,892,580 shares of Common Stock (the “Deferred Shares”) were due to the former executive, with such number of shares representing an aggregate of $1,000,000 in compensation earned pursuant to the relevant employment agreement at an annual rate of $250,000. Pursuant to the Settlement Agreement, the former executive irrevocably elected to relinquish all rights and claims to the Deferred Shares. The Company is released of any obligation to issue the Deferred Shares and further acknowledges that no Deferred Shares will be issued to or received by the former employee. The price of the Company’s Common Stock on November 6, 2023 was $0.1183 per share and the value of the Deferred Shares on this date was $1,761,792. The Company recorded other income from gain on settlement agreement for this amount on the unaudited Condensed Consolidated Statements of Operations.

On December 29, 2023, the Company issued 2,223,147 shares of Common Stock in satisfaction of accrued consultant fees.

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

The grant date fair value of option awards is determined using the Black Scholes option-pricing model. The following assumptions were used for the nine months ended December 31, 2023 and year ended March 31, 2023:

	December 31, 2023	March 31, 2023
Term (in years)	10	10
Exercise Price	$0.08-$0.09	$0.03-$0.04
Dividend Yield	—	—
Expected Volatility	80%-81%	79%-80%
Risk Free Rate	4.27%-4.69%	2.99%-4.01%

A summary of the activity of Company’s 2014 Stock Option Plan for the nine months ended December 31, 2023 is as follows:

	Shares	Weighted	Weighted Average Remaining Contractual	Aggregate
	Underlying Options	Average Exercise Price	Term (in years)	Intrinsic Value
Outstanding at March 31, 2023	15,370,000	$0.07	7.4	$—
Granted	4,100,000	$0.09	10.0	$—
Expired and Forfeited	(3,840,000)	$0.07	1.8	$—
Outstanding at December 31, 2023	15,630,000	$0.05	9.0	$1,429,822
Exercisable at December 31, 2023	343,334	$0.19	4.6	$6,850

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of December 31, 2023 of $0.14 for those awards with strike prices lower than the quoted price of the Company’s Common Stock as of December 31, 2023. As of December 31, 2023, there was $450,470 in unrecognized stock based compensation expense that will be recognized over a weighted average 2.37 year period.

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

On October 2, 2023, options were granted to one employee pursuant to the 2014 Plan to purchase an aggregate of 100,000 shares of Common Stock. The options have an exercise price of $0.0938 per share, the fair market value of the Common Stock on the date of grant. The options granted will vest one third for each of the next three years upon the anniversary date of the grant and have a ten-year expiration date.

The weighted-average grant-date fair value of stock options granted during the nine months ended December 31, 2023 under the 2014 Plan was $0.0754.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 57% of the Company’s revenues for the nine months ended December 31, 2023. These three customers accounted for approximately 30%, and 27%, of revenues each, respectively.

Two customers accounted for approximately 96% of the Company’s revenues for the nine months ended December 31, 2022. These two customers accounted for approximately 85% and 11% of revenue each, respectively.

Accounts Receivable

Two customers accounted for approximately 77% of the Company’s accounts receivable as of December 31, 2023. These two customers accounted for approximately 45% and 32% of accounts receivable each, respectively.

One customer accounted for approximately 89% of the Company’s accounts receivable as of December 31, 2022.

Purchasing

Two suppliers accounted for approximately 43% of the Company’s purchases of raw materials for the nine months ended December 31, 2023. These two customers accounted for approximately 30%, and 13%, of purchasing each, respectively.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Operating Income by Segment
ANDA	$5,637,283	$3,828,493	$13,073,023	$7,947,118
Operating income by Segment	$5,637,283	$3,828,493	$13,073,023	$7,947,118

The Company notes that there was no revenue related to the NDA segment for the three and nine months ended December 31, 2023 and 2022.

The table below reconciles the Company’s operating income by segment to income before income taxes as reported in the Company’s unaudited condensed consolidated statements of operations:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Operating income by segment	$5,637,283	$3,828,493	$13,073,023	$7,947,118
Corporate unallocated costs	(1,711,275)	(378,867)	(4,906,187)	(1,465,792)
Interest income	5,249	15	16,085	187
Interest expense and amortization of debt issuance costs	(121,628)	(322,681)	(371,478)	(782,221)
Depreciation and amortization expense	(343,537)	(317,685)	(999,059)	(933,531)
Significant non-cash items	1,711,977	(172,841)	1,654,200	(484,894)
Change in fair value of derivative instruments	(2,417,772)	372,894	(5,075,489)	561,070
Change in fair value of stock-based liabilities	(2,854,556)	—	(4,921,376)	—
Income(Loss) before income taxes	$(94,259)	$3,009,328	$(1,530,281)	$4,841,937

NOTE 16. RELATED PARTY AGREEMENTS

Mikah Pharma, LLC Agreements

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

As of December 31, 2023, the Company owes an aggregate of $3,389,949 to Mikah in accordance with the agreements, with such amount being recorded as an accrued expense on the unaudited condensed consolidated balance sheets.

Consultants Agreements

Employment contracts with certain consultants include provisions for a portion of the consultant’s fees to be paid via the issuance of shares of the Company’s Common Stock, in lieu of cash, with the valuation of such shares being calculated on a quarterly basis and equal to the average closing price of the Company’s Common Stock. On December 29, 2023, the Company issued 2,223,147 shares of Common Stock in satisfaction of accrued consultant fees owed to one consultant.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 17. INCOME TAXES

The Company’s income tax benefit was $18.3 million and income tax expense was $0.05 million for the nine months ended December 31, 2023 and 2022, respectively.

The Company’s income tax benefit was $0.8 million and income tax expense was $0.04 million for the three months ended December 31, 2023 and 2022, respectively.

During the nine months ended December 31, 2023, the Company recorded a discrete tax benefit of $18.1 million related to the Company’s release of the valuation allowance against deferred tax assets related to U.S. federal net operating losses carryforwards and research and development tax credits, which are expected to be realized based on demonstrated current profitability and its expectations of forecasted income. For the nine months ended December 31, 2023, the release in the valuation allowance is the primary reason that the effective tax rate is different than the United States federal statutory rate of 21%.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 14, 2024, and note the following subsequent events:

140 Ludlow Office Lease

The Company entered into a five-year office lease agreement for a portion of a one-story warehouse, located at 140 Ludlow Avenue, Northvale, New Jersey (the 140 Ludlow Ave. lease”) which began on January 22, 2024 and ends on December 31, 2028.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the Nine Months Ended December 31, 2023 and 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2023. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

In January 2016, the Company submitted a 505(b)(2) New Drug Application for SequestOx™, after receiving a waiver of the $2.3 million filing fee from the FDA. In March 2016, the Company received notification of the FDA’s acceptance of this filing and that such filing has been granted priority review by the FDA with a target action under the Prescription Drug User Fee Act of July 14, 2016.

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

Generic Products Filed

Currently the Company has filed a generic antimetabolite ANDA and a generic dopamine agonist ANDA and these products are under review by the FDA. On August 17, 2023, the Company also submitted an ANDA for an opiate analgesic for pain management and it was accepted for review by FDA on September 19, 2023. On December 21, 2023, the FDA accepted for review an ANDA for an undisclosed generic drug product in a class of medications known as central nervous stimulants.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP, and our discussion and analysis of the Company’s financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material. We have identified below the critical accounting policies, which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - The Company generates revenue from manufacturing and licensing fees and sales of generic pharmaceuticals bearing the Elite label to pharmaceutical distributors for pharmacies and institutions. Manufacturing fees include the development of pain management products, manufacturing of a line of generic pharmaceutical products with approved ANDA, through the manufacture of formulations and the development of new products. Revenues earned from the sale of Elite label products are recorded at their net realizable value which consists of gross amounts invoiced reduced by contractual reductions, including, without limitation, chargebacks, discounts and program rebates, as applicable. Licensing fees include the commercialization of products either by license and the collection of royalties, or the expansion of licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2023.

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

Accounts Receivable and Allowance for Expected Credit Losses - Accounts receivable are comprised of balances due from customers, net of estimated allowances for expected credit losses, and other contractual deductions, including, without limitation, chargebacks, discounts and program rebates. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

The allowance for expected credit losses is based on the probability of future collection under the current expected credited loss (“CECL”) impairment model under Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Assets, which was adopted by the Company on April 1, 2023, as discussed below within Recently Adopted Accounting Pronouncements. Under the CECL impairment model, the Company determines its allowance by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as external forecasts, macroeconomic trends or other factors including customers’ credit risk and historical loss experience. The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to credit losses in the period incurred.

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

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Where applicable, the Company records a valuation allowance to reduce any deferred tax assets that it determines will not be realizable in the future.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of December 31, 2023, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2016 and forward. The Company did not record unrecognized tax positions for the nine months ended December 31, 2023.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 1. Summary of Significant Accounting Polices: Recently Issued Accounting Pronouncements” in Part II, Item 1 of this Form 10-Q.

Results of Operations

The following set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Three months ended December 31, 2023 compared to the three months ended December 31, 2022

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended December 31,		Change
	2023	2022	Dollars	Percentage
Manufacturing fees	$14,791,110	$7,798,159	$6,992,951	90%
Licensing fees	747,690	1,451,907	(704,217)	(49)%
Total revenue	15,538,800	9,250,066	6,288,734	68%
Cost of manufacturing	8,497,727	4,330,841	4,166,886	96%
Gross profit	$7,041,073	$4,919,225	$2,121,848	43%

Gross profit - percentage	45%	53%

Total revenues for the three months ended December 31, 2023 increased by $6.3 million or 68%, to $15.5 million, as compared to $9.3 million, for the corresponding period of the prior year, primarily due to the launch of the Elite label during the current fiscal year which achieved increased sales for the quarter ended December 31, 2023, as compared to the comparable quarter of the prior year, which did not include any sales of Elite label products.

Manufacturing fees revenue increased by $7.0 million, or 90%, primarily due to the launch of the Elite label during the current fiscal year which achieved increased sales for the quarter ended December 31, 2023, as compared to the comparable quarter of the prior year, which did not include any sales of Elite label products.

Licensing fees revenue decreased by $0.7 million, or 49%. This decrease is primarily due to the expiration of the marketing alliance agreements between the Company and Lannett Company, Inc. dated March 6, 2019 and April 9, 2019 (the “Lannett Agreements”) on March 31, 2023. The revenue streams that were generated during periods ending on or prior to March 31, 2023 and attributed to the Lannett Agreements, included profit splits on the sale by Lannett of Amphetamine IR and Amphetamine ER. Since April 1, 2023, these products are now sold by the Company under its own label, with revenues being recorded as manufacturing revenues instead of licensing fees going forward.

Cost of revenue consists of manufacturing and assembly costs. Our cost of revenue increased by $4.2 million or 96%, to $8.5 million as compared to $4.3 million for the corresponding period in the prior fiscal year. This increase was due to an increased volume of products sold during the three months ended December 31, 2023, as compared to the comparable period of the prior fiscal year, as noted above.

Our gross profit margin was 45% during the three months ended December 31, 2023 as compared to 53% during the comparable period of the prior fiscal year. The decrease is due to total revenues consisting of a greater proportion of manufacturing revenues, as compared to the comparable period of the prior year, with the associated increase in costs of manufacturing resulting in lower gross profit margins as compared to the comparable period of the prior year which included a greater proportion of license fees that does not have a cost of manufacturing.

Operating expenses:

	For the Three Months Ended December 31,		Change
	2023	2022	Dollars	Percentage
Operating expenses:
Research and development	$1,403,790	$1,443,361	$(39,571)	(3)%
General and administrative	1,711,275	1,186,049	525,226	44%
Non-cash compensation	49,815	13,030	36,785	282%
Depreciation and amortization	343,537	317,685	25,852	8%
Total operating expenses	$3,508,417	$2,960,125	$548,292	19%

Operating expenses consist of research and development costs, general and administrative costs, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three months ended December 31, 2023 increased by $0.5 million, or 19%, to $3.5 million as compared to $3.0 million for the corresponding period in the prior fiscal year, largely due to an increase in general and administrative costs of $0.5 million.

Research and development costs during the three months ended December 31, 2023 were $1.4 million, a decrease of less than $0.1 million, or 3%, from approximately $1.4 million of such costs for the comparable period of the prior year.

General and administrative expenses for the three months ended December 31, 2023 were $1.7 million, an increase of $0.5 million or approximately 44% from the comparable period of the prior fiscal year, largely due to an increased human resource headcount and costs as compared to the comparable period of the prior year.

Non-cash compensation expense for the three months ended December 31, 2023 and 2022 was less than $0.1 million.

Depreciation and amortization expenses from the three months ended December 31, 2023 were $0.3 million, which was virtually unchanged from $0.3 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations during the three months ended December 31, 2023 was $3.5 million, compared to income from operations of $2.0 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Three Months Ended December 31,		Change
	2023	2022	Dollars	Percentage
Other income (expense):
Change in fair value of derivative financial instruments - warrants	$(2,417,772)	$372,894	$(2,790,666)	(748)%
Change in fair value of stock-based liabilities	(2,854,556)	—	(2,854,556)	—%
Interest expense and amortization of debt issuance costs	(121,628)	(322,681)	201,053	(62)%
Gain from settlement agreements	1,761,792	—	1,761,792	—%
Gain on sale of ANDA	—	1,000,000	(1,000,000)	(100)%
Interest income	5,249	15	5,234	34,893%
Other (expense) income, net	$(3,626,915)	$1,050,228	$(4,677,143)	(445)%

Other income (expense) for the three months ended December 31, 2023 was an other expense of $3.6 million, a decrease of $4.7 million from an other income of $1.1 million for the comparable period of the prior fiscal year. The decrease was primarily due to net increases of other expenses of $2.9 million relating to the change in fair value of stock-based liabilities and $2.8 million relating to the change in fair value of derivative financial instruments, a decrease in other income of $1.0 million from Gain on sale of ANDA that occurred in the prior year only, offset by a decrease in other expenses of $0.2 million relating to the decrease in interest expense and amortization of debt issuance costs in the current fiscal year as compared to the comparable period of the prior fiscal year. The change in the fair value of derivative instruments and stock-based liabilities is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and stock-based liabilities and decreases in the closing price of the Company’s Common Stock. The decrease in interest expense associated with the loans payable is due in large part to the Company paying off the principal balance of the EWB loan during the fiscal year ended March 31, 2023, resulting in no interest on the EWB loan incurred for the three months ended December 31, 2023.

As a result of the foregoing, our net loss before income taxes for the three months ended December 31, 2023 was $0.1 million, compared to net income before income taxes of $3.0 million for the comparable period of the prior fiscal year.

Nine months ended December 31, 2023 compared to the nine months ended December 31, 2022

Revenue, Cost of revenue and Gross profit:

	For the Nine Months Ended December 31,		Change
	2023	2022	Dollars	Percentage
Manufacturing fees	$36,208,217	$21,312,663	$14,895,554	70%
Licensing fees	2,467,844	4,200,888	(1,733,044)	(41)%
Total revenue	38,676,061	25,513,551	13,162,510	52%
Cost of manufacturing	20,437,354	12,360,935	8,076,419	65%
Gross profit	$18,238,707	$13,152,616	$5,086,091	39%

Gross profit - percentage	47%	52%

Total revenues for the nine months ended December 31, 2023 increased by $13.2 million or 52%, to $38.7 million, as compared to $25.5 million, for the corresponding period of the prior year, primarily due to the launch of the Elite label during the current fiscal year which achieved increased sales for the nine months ended December 31, 2023, as compared to the comparable quarter of the prior year, which did not include any sales of Elite label products.

Manufacturing fees revenue increased by $14.9 million, or 70%, primarily due to the launch of the Elite label during the current fiscal year which achieved increased sales for the nine months ended December 31, 2023, as compared to the comparable quarter of the prior year, which did not include any sales of Elite label products.

Licensing fees revenue decreased by $1.7 million, or 41%. This decrease is primarily due to the expiration of the marketing alliance agreements between the Company and Lannett Company, Inc. dated March 6, 2019 and April 9, 2019 (the “Lannett Agreements”) on March 31, 2023. The revenue streams that were generated during periods ending on or prior to March 31, 2023 and attributed to the Lannett Agreements, included profit splits on the sale by Lannett of Amphetamine IR and Amphetamine ER. Since April 1, 2023, these products are now sold by the Company under its own label, with revenues being recorded as manufacturing revenues instead of licensing fees going forward.

Cost of revenue consists of manufacturing and assembly costs. Our cost of revenue increased by $8.1 million or 65%, to $20.4 million as compared to $12.4 million for the corresponding period in the prior fiscal year. This increase was due to an increased volume of products sold during the nine months ended December 31, 2023, as compared to the comparable period of the prior fiscal year, as noted above.

Our gross profit margin was 47% during the nine months ended December 31, 2023 as compared to 52% during the comparable period of the prior fiscal year. The decrease is due to total revenues consisting of a greater proportion of manufacturing revenues, as compared to the comparable period of the prior year, with the associated increase in costs of manufacturing resulting in lower gross profit margins as compared to the comparable period of the prior year which included a greater proportion of license fees that does not have a cost of manufacturing.

Operating expenses:

	For the Nine Months Ended December 31,		Change
	2023	2022	Dollars	Percentage
Operating expenses:
Research and development	$5,165,684	$3,775,107	$1,390,577	37%
General and administrative	4,906,187	4,356,752	549,435	13%
Non-cash compensation	107,592	24,325	83,267	342%
Depreciation and amortization	999,059	933,531	65,528	7%
Total operating expenses	$11,178,522	$9,089,715	$2,088,807	23%

Operating expenses consist of research and development costs, general and administrative costs, non-cash compensation and depreciation and amortization expenses. Operating expenses for the nine months ended December 31, 2023 increased by $2.1 million, or 23%, to $11.2 million as compared to $9.1 million for the corresponding period in the prior fiscal year, largely due to an increase in research and development of $1.4 million and general and administrative expenses of $0.5 million.

Research and development costs during the nine months ended December 31, 2023 were $5.2 million, an increase of $1.4 million, or 37%, from approximately $3.8 million of such costs for the comparable period of the prior year. The increase was a result of the timing and nature of product development activities during the nine months ended December 31, 2023 as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the nine months ended December 31, 2023 were $4.9 million as compared to $4.4 million for the corresponding period in the prior fiscal year, an increase of $0.5 million or approximately 13%, largely due to an increased human resource headcount and costs as compared to the comparable period of the prior fiscal year.

Non-cash compensation expense for the nine months ended December 31, 2023 was $0.1 million as compared to $0.02 million for the comparable period of the prior fiscal year, an increase of $0.1 million or approximately 342%, with such increase being attributed to the issuance to employees of options to purchase Common Stock during the current fiscal year.

Depreciation and amortization expenses from the nine months ended December 31, 2023 were $1.0 million, which was virtually unchanged from $0.9 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations during the nine months ended December 31, 2023 was $7.1 million, compared to income from operations of $4.1 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Nine Months Ended December 31,		Change
	2023	2022	Dollars	Percentage
Other income (expense):
Change in fair value of derivative financial instruments - warrants	$(5,075,489)	$561,070	$(5,636,559)	(1,005)%
Change in fair value of stock-based liabilities	(4,921,376)	—	(4,921,376)	100%
Interest expense and amortization of debt issuance costs	(371,478)	(782,221)	410,743	(53)%
Gain from settlement agreements	1,761,792	—	1,761,792	—%
Gain on sale of ANDA	—	1,000,000	(1,000,000)	(100)%
Interest income	16,085	187	15,898	8,502%
Other (expense) income, net	$(8,590,466)	$779,036	$(9,369,502)	(1,203)%

Other income (expense) for the nine months ended December 31, 2023 was an other expense of $8.6 million, a decrease of $9.4 million from an other income of $0.8 million for the comparable period of the prior fiscal year. The decrease was primarily due to a net increases in other expenses of $5.6 million relating to the change in fair value of derivative instruments, and $4.9 million in change in fair value of stock-based liabilities, net decrease in other income of $1.0 million relating to a gain on sale of ANDA in the comparable period of the prior fiscal year that did not occur in the current fiscal year, offset by $1.8 million in gain from settlement agreements in the current year that did not occur in the comparable period of the prior fiscal year, and an increase in other income resulting from a net $0.4 million decrease in interest expense and amortization of debt issuance costs as compared to the comparable period of the prior fiscal year. Please note that the change in the fair value of derivative instruments and stock-based liabilities is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of our derivatives instruments and stock-based liabilities and decreases in the closing price of the Company’s Common Stock. The decrease in interest expense associated with the loans payable is due in large part to the Company paying off the principal balance of the EWB loan during the fiscal year ended March 31, 2023, resulting in no interest on the EWB loan incurred for the nine months ended December 31, 2023.

As a result of the foregoing, our net loss before income taxes for the nine months ended December 31, 2023 was $1.5 million, compared to net income before income taxes of $4.8 million for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	December 31, 2023	March 31, 2023	Change
Current assets	$37,156,502	$21,510,297	$15,646,205
Current liabilities	$19,158,799	$7,833,637	$11,325,162
Working capital	$17,997,703	$13,676,660	$4,321,043

Our working capital (total current assets less total current liabilities) increased by $4.3 million from $13.7 million as of March 31, 2023 to $18.0 million as of December 31, 2023, with such increase being primarily related to the increase in finished goods inventory and accounts receivable, associated with increased customer orders during the nine months ended December 31, 2023.

Summary of Cash Flows:

	For the Nine Months Ended December 31,
	2023	2022
Net cash (used in) provided by operating activities	$(5,341,537)	$370,021
Net cash used in investing activities	$(406,007)	$(5,200,407)
Net cash provided by financing activities	$3,747,073	$14,204,231

Net cash used in operating activities for the nine months ended December 31, 2023 was $5.3 million, which included, without limitation, net income of $16.8 million, increased by depreciation and other non-cash expenses totaling $10.1 million and reduced by increases in accounts receivable and inventory totaling $17.9 million.

Net cash used in investing activities for the nine months ended December 31, 2023 was comprised of purchases of property and equipment of approximately $0.4 million.

Net cash provided by financing activities was $3.7 million for the nine months ended December 31, 2023 which consisted primarily of proceeds from related party loans payable totaling $4.0 million offset by payments of bond and loan principal totaling $0.3 million.

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

Hakim Promissory Note

The Company has entered into a collateralized promissory note with individual lenders with rates comparable to the EWB Term Loan but with fewer restrictive covenants (the “Hakim Promissory Note”). These covenants include filing timely tax returns and financial statements, and an agreement not to sell, lease, or transfer a substantial portion of the Company’s assets during the term of the Hakim Promissory Note. On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, CEO and Chairman of the Board of Directors, pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000. The Hakim Promissory Note has an interest rate of 9% for the first year and 10% for an optional second year and the proceeds will be used for working capital and other business purposes. The original maturity date of the Hakim Promissory Note is June 2, 2024, with an optional second year extension. The second year extension must be exercised by both parties 60 days prior to the original maturity date.

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

On July 1, 2022, the EWB provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at WSJP plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of December 31, 2023, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of December 31, 2023, and through the date of filing of this quarterly report on Form 10-Q, the Company was not aware of the existence of any violations of financial covenants included in the EWB Mortgage Loan.

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

During the three and nine months ended December 31, 2023 and 2022, the Company did not issue any shares of Common Stock to Lincoln Park.

Recent Developments

On December 12, 2023, the Company announced the first shipment of generic Adderall XR® to its distribution and marketing partner Prasco, LLC (“Prasco”). The Company has a non-exclusive Manufacturing, Supply and Distribution Agreement with Prasco, and Burel Pharmaceuticals, LLC to market Elite’s generic version of Adderall® XR in the United States. Elite’s product is co-owned with Mikah Pharma.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Litigation

On August 17, 2023, Elite filed a paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. Elite obtained agreement with Purdue to stay the litigation for six months. Elite’s launch of a generic Oxycontin will depend on the approval by the FDA and the outcome of various litigations involving Purdue or the expiry of the patents listed on the Orange Book.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, except as set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

ELITE PHARMACEUTICALS, INC.

February 14, 2024	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

February 14, 2024	By:	/s/ Carter Ward
Carter Ward Chief Financial Officer (Principal Accounting and Financial Officer)

