Form 10-K
period 2024-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2024-07-01
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-15697

Elite Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its Charter)

Nevada	22-3542636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Ludlow Avenue Northvale, New Jersey	07647
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 750-2646

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ELTP	OTCQB

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the last business day of the registrant’s most recently competed second fiscal quarter, was approximately $95,105,235, based on the last sales price reported for such date on the OTCQB Venture Market.

The number of shares outstanding of each of the registrant’s classes of common stock, as of June 26, 2024:

Common Stock - 1,068,273,108 shares

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact are forward-looking statements, and include, without limitation, estimated future results of operations, estimates of future revenues, future expenses, future net income and future net income per share, as well as statements regarding future financing activities, changes in consumer spending, decisions to engage in certain medical procedures, future governmental orders that could impact our operations and the ability of our manufacturing facilities and suppliers to fulfill their obligations to us, and any other statements that refer to our expected, estimated or anticipated future results. Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “would”, “continue”, “pursue”, “anticipate,” “estimate,” “forecast”, “contemplate”, “envisage”, “project”, or “continue” or the negative other variations thereof, or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. All statements other than statements of historical fact included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note, without limitation, that statements regarding the preliminary nature of the clinical program results and the potential for further product development, that involve known and unknown risks, delays, uncertainties and other factors not under our control, the requirement of substantial future testing, clinical trials, regulatory reviews and approvals by the Food and Drug Administration and other regulatory authorities prior and subsequent to the commercialization of products under development and those currently related to commercial operations, our ability to fund all of our activities and our ability to manufacture and sell any products, gain market acceptance earn a profit from sales or licenses of any drugs or our ability to discover new drugs in the future are all forward-looking in nature.

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

We occupy manufacturing, warehouse, laboratory and office space at 135, 144 and 165 Ludlow Avenue in Northvale, NJ (the “Northvale Facility”). The Northvale Facility operates under Current Good Manufacturing Practice (“cGMP”) and is a United States Drug Enforcement Agency (“DEA”) registered facility for research, development, and manufacturing. Our website address is www.elitepharma.com.

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

We believe that our business strategy enables us to reduce its risk by having a diverse product portfolio.

Commercial Products

We own, license, manufacture, sell, distribute or receive royalties from the following products currently being sold commercially:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	N/A	Cardiovascular	January 2015
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Immediate Release 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg tablets (“Amphetamine IR 5mg”, “Amphetamine IR 7.5mg”, “Amphetamine IR 10mg”, “Amphetamine IR 12.5mg”, “Amphetamine IR 15mg”, “Amphetamine IR 20mg” and “Amphetamine IR 30mg”)	Adderall®	Central Nervous System (“CNS”) Stimulant	April 2019
Dantrolene Sodium Capsules 25mg, 50mg and 100mg (“Dantrolene 25mg”, “Dantrolene 50mg”, “Dantrolene 100mg”)	Dantrium®	Muscle Relaxant	June 2019
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Extended Release 5mg, 10mg, 15mg, 20mg, 25mg, and 30mg capsules (“Amphetamine ER 5mg”, “Amphetamine ER 10mg”, “Amphetamine ER 15mg”, “Amphetamine ER 20mg”, “Amphetamine ER 25mg”, and “Amphetamine ER 30mg”)	Adderall XR®	Central Nervous System (“CNS”) Stimulant	March 2020
Loxapine Succinate 5mg, 10mg, 25mg and 50gm capsules (“Loxapine 5mg”, “Loxapine 10mg”, “Loxapine 25mg”, and Loxapine 50mg”)	Loxapine®	Antipsychotic	May 2021
Vigabatrin Powder 500mg (“Vigabatrin 500mg”)	Sabril®	Anti-epileptic	January 2024

Note: Phentermine 37.5mg is also referred to as “Phentermine Tablets”. Phentermine 15mg and Phentermine 30mg are collectively and individually referred to as “Phentermine Capsules”. Phendimetrazine 35mg is also referred to as “Phendimetrazine Tablets”. Naltrexone 50mg is also referred to as “Naltrexone Tablets”. Isradipine 2.5mg and Isradipine 5mg are collectively and individually referred to as “Isradipine Capsules”. Trimipramine 25mg, Trimipramine 50mg, and Trimipramine 100mg are collectively and individually referred to as “Trimipramine Capsules”. Amphetamine IR 5mg, Amphetamine IR 7.5mg, Amphetamine IR 10mg, Amphetamine IR 12.5mg, Amphetamine IR 15mg, Amphetamine IR 20mg and Amphetamine IR 30mg are collectively and individually referred to as “Amphetamine IR Tablets”. Dantrolene 25mg, Dantrolene 50mg and Dantrolene 100mg are collectively and individually referred to as “Dantrolene Capsules”. Amphetamine ER 5mg, Amphetamine ER 10mg, Amphetamine ER 15mg. Amphetamine ER 20mg, Amphetamine ER 25mg and Amphetamine ER 30mg are collectively and individually referred to as “Amphetamine ER Capsules”. Loxapine 5gm, Loxapine 10mg, Loxapine 25mg and Loxapine 50mg are collectively and individually referred to as “Loxapine Capsules”, Vigabatrin 500mg is collectively and individually referred to as “Vigabatrin Powder”.

Phentermine 37.5mg

The Company acquired two ANDA’s for Phentermine 37.5mg, in 2010 and 2013, respectively.

Sales and marketing rights for Phentermine 37.5mg relating to the approved ANDA acquired in 2010 are included in the licensing agreement between the Company and Precision Dose Inc. (“Precision Dose”) dated September 10, 2010 (the “Precision Dose License Agreement”). Please see the section below titled “Precision Dose License Agreement” for further details of this agreement. This product is currently being manufactured by Elite and distributed by TAGI under the Precision Dose License Agreement.

The Phentermine 37.5mg product relating to the approved ANDA acquired in 2013 is currently a commercial product being manufactured at the Northvale Facility and distributed by Elite Labs.

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

Amphetamine ER Capsules are currently a commercial product being manufactured by Elite at the Northvale Facility and distributed by Elite Labs as well as being manufactured by Elite at the Northvale Facility and distributed by Prasco, LLC (“Prasco”) pursuant to the non-exclusive license agreement between the Company and Prasco dated April 5, 2023 (the “Prasco Non-Exclusive License Agreement”).

Dantrolene Capsules

The approved ANDAs for Dantrolene 25mg, Dantrolene 50mg and Dantrolene 100mg were acquired by Elite in 2013. Dantrolene Capsules are a commercial product being manufactured by Elite at the Northvale Facility and distributed by Elite Labs.

Loxapine Capsules

The approved ANDA for Loxapine was acquired by Elite in 2013.

Loxapine Succinate 5, 10, 25 and 50 mg are commercial products being manufactured by Elite at the Northvale Facility and distributed by Elite Labs

Vigabatrin Powder

On June 29, 2022 the Company received approval from the FDA for Vigabatrin powder. The product is in the anti-epileptic therapeutic category. Pursuant to the asset purchase agreement between the Company and Pyros Pharmaceuticals Inc. (“Pyros”) dated November 21, 2022 (the “Pyros Asset Purchase Agreement”), the Company sold to Pyros its rights in and to the Company’s approved ANDA for Vigabatrin Powder.

On November 21, 2022, the Company entered into a Manufacturing and Supply Agreement with Pyros (the “Pyros Manufacturing and Supply Agreement”), pursuant to which the Company manufactures and supplies to Pyros Vigabatrin Powder at an agreed upon price over a term of three years.

Vigabatrin Powder is currently being manufactured by Elite at the Northvale Facility and commercially launched and marketed by Pyros since January 2024.

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

Generic Products Filed

Currently the Company has filed the following ANDA’s which have been accepted for review by the FDA:

●	Generic dopamine agonist accepted for review in December 2022
●	Generic antimetabolite accepted for review in April 2023
●	Generic opiate analgesic for pain management accepted for review in September 2023
●	Generic central nervous system stimulant accepted for review in December 2023

Approved Products Not Yet Commercialized

Acetaminophen and Codeine Phosphate

The Company received approval on September 10, 2019 from the FDA of an ANDA for a generic version of Tylenol® with Codeine (acetaminophen and codeine phosphate) 300mg/7.5mg, 300mg/15mg, 300mg/30mg and 300mg/60mg tablets. Acetaminophen with codeine is a combination medication indicated for the management of mild to moderate pain, where treatment with an opioid is appropriate and for which alternative treatments are inadequate. The Company is currently assessing commercialization options for this product.

Doxycycline Hyclate Tablets

The Company received approval in April 2022 from the FDA of an ANDA for a generic version of an antibiotic product. The product is jointly owned by Elite and Praxgen Pharmaceuticals LLC, formerly SunGen Pharma LLC, (“Praxgen”).

Methotrexate Sodium Tablets

On May 10, 2024, the Company received approval from the FDA for an ANDA for generic Methotrexate Sodium 2.5 mg tablets. Methotrexate belongs to a class of drugs known as antimetabolites and will be sold under the Elite Laboratories, Inc. label.

Hydrocodone Bitartrate and Acetaminophen Tablets

On June 17, 2024, the Company entered into an asset purchase agreement with Nostrum Laboratories Inc. (the “Nostrum Asset Purchase Agreement”), pursuant to which the Company acquired all rights in and to the approved ANDA to this product and a royalty-free, non-exclusive perpetual license to use the manufacturing technology, proprietary information, processes, techniques, protocols, methods, know-how and improvements necessary or used to manufacture this product.

Oxycodone Hydrochloride and Acetaminophen Tablets

On June 17, 2024, the Company entered into an asset purchase agreement with Nostrum Laboratories Inc. (the “Nostrum Asset Purchase Agreement”), pursuant to which the Company acquired all rights in and to the approved ANDA to this product and a royalty-free, non-exclusive perpetual license to use the manufacturing technology, proprietary information, processes, techniques, protocols, methods, know-how and improvements necessary or used to manufacture this product.

Methadone Hydrochloride Tablets

On June 17, 2024, the Company entered into an asset purchase agreement with Nostrum Laboratories Inc. (the “Nostrum Asset Purchase Agreement”), pursuant to which the Company acquired all rights in and to the approved ANDA to this product and a royalty-free, non-exclusive perpetual license to use the manufacturing technology, proprietary information, processes, techniques, protocols, methods, know-how and improvements necessary or used to manufacture this product.

There can be no assurances in relation to any of the above approved products not yet commercialized, that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations.

Discontinued and Transferred Products

As part of standard operating practices, the Company, from time to time, as relevant, conducts evaluations of all ANDAs owned, consisting, without limitation, of ANDAs acquired or approved prior to the fiscal year ended March 31, 2024 (“Fiscal 2024”) and ANDAs acquired or approved during the Fiscal 2023. Such evaluations include, without limitation, costs and benefits relating to each ANDA owned, with such costs including those fees required under the FDA’s Generic Drug User Fee Amendment which is significantly influenced by the number of ANDAs owned, and other costs and benefits taking into consideration various specific market factors for each ANDA. Those ANDAs with a cost/benefit profile not consistent with management criteria for continuation are identified for disposition and effort is made to determine the optimal course of action to achieve disposition of the ANDA.

The Company did not transfer or discontinue any ANDAs during Fiscal 2023 or Fiscal 2024.

Licensing, Manufacturing and Development Agreements

Precision Dose License Agreement

On September 10, 2010, the Company executed a License Agreement with Precision Dose (the “Precision Dose License Agreement”) to market and distribute Phentermine 37.5mg, Phentermine 15mg, Phentermine 30mg, Hydromorphone 8mg, Naltrexone 50mg, and certain additional products that require approval from the FDA, through its wholly-owned subsidiary, TAGI, in the United States, Puerto Rico and Canada. Phentermine 37.5mg was launched in April 2011. Hydromorphone 8mg was launched in March 2012. Phentermine 15mg and Phentermine 30mg were launched in April 2013. Naltrexone 50mg was launched in September 2013. Precision Dose will have the exclusive right to market these products in the United States and Puerto Rico and a non-exclusive right to market the products in Canada.

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

Marketing License with Epic Pharma LLC

On November 21, 2020 we entered into a license, manufacturing and supply agreement with Epic Pharma LLC to market the two Elite generic products described below in the United States.

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

Prasco-Burel Loxapine License Agreement

On February 14, 2020, and as amended on July 30, 2020, the Company entered into a license, manufacturing and supply agreement with Prasco, LLC and its affiliate Burel Pharmaceuticals, Inc. (“Burel”) to market generic Loxapine Succinate capsules in the United States. Burel sales for the product began in May 2021.

Under the agreement, Burel has exclusive marketing rights to Loxapine. The product is manufactured by Elite, and the Company receives manufacturing fees and license fees of 50% of gross profits or greater, with such being defined as net sales less the price paid to Elite for the products, distribution fees of less than 10% and shipping costs. This agreement was terminated as of March 31, 2023.

Prasco Non-Exclusive License Agreement

On April 5, 2023, the Company entered into a non-exclusive license agreement to manufacture, supply and distribute with Prasco, LLC and its affiliate Burel to distribute generic mixed amphetamine extended-release capsules in the United States. The term of the agreement is two years from January 1, 2024. First commercial sale by Prasco of this product was April 5, 2024.

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

Pyros Asset Purchase Agreement

On November 21, 2022, the Company entered into an agreement with Pyros Pharmaceuticals, Inc. (“Pyros”) pursuant to which the Company sold to Pyros its rights in and to the Company’s approved ANDA for its generic Sabril drug. The Company sold its rights to Pyros for $1,000,000, which was recorded as gain on sale of ANDA during the year ended March 31, 2023. There is no further action required by the Company regarding the rights which would affect future periods.

Pyros Manufacturing and Supply Agreement

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

The Company filed an NDA for the first product to utilize our abuse deterrent technology, Immediate Release Oxycodone 5mg, 10mg, 15mg, 20mg and 30mg with sequestered Naltrexone (collectively and individually referred to as “SequestOx™”), on January 14, 2016. Please see “Filed products under FDA review; SequestOx™ - Immediate Release Oxycodone with sequestered Naltrexone” above and please note that continued development of this product is currently paused.

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

The Company is currently not selling opioids and is evaluating the market place when deciding to proceed with the above listed filed applications.

Patents

The Company owns the following patents (as of March 31, 2024):

PATENT	EXPIRATION DATE
U.S. patent 8,425,933	March 2025
Canadian patent 2,541,371	April 2024
U.S. patent 9,056,054	June 2030
U.S. patent 10,213,388	June 2030

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

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with good clinical practices, or GCPs. If the FDA determines that the application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use. It could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may offer conditional approval subject to, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

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

Other Healthcare Laws and Compliance Requirements

Our activities are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil False Claims Act, and laws and regulations pertaining to limitations on and reporting of healthcare provider payments (physician sunshine laws). These laws and regulations are interpreted and enforced by various federal, state and local authorities including CMS, the Office of Inspector General for the U.S. Department of Health and Human Services, the U.S. Department of Justice, individual U.S. Attorney offices within the Department of Justice, and state and local governments. These laws include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the U.S. civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government and impose civil and criminal penalties), prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government;

●	U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates and their subcontractors that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

●	state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and

●	the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; beginning in 2022, applicable manufacturers are required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

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

The Inflation Reduction Act of 2022 (“IRA”) contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions.

Drugs with an available generic or biosimilar, certain drugs that represent a limited portion of Medicare program spending, drugs with an orphan designation as their only FDA approved indication, and all plasma-derived products are exempt from direct negotiation. The number of negotiated products will be phased in between 2026 and 2029, and the law sets a maximum fair price the manufacturer can charge based on the number of years the product has been on the market. The law allows HHS to levy an excise and civil monetary penalties against non-compliant manufacturers or those who refuse to negotiate.

The IRA also imposes rebate requirements on manufacturers of single-source generics and other drugs covered under Medicare Part B and Part D where the price of the drug increases faster than inflation. Multisource generics and all products with an average manufacturer’s price less than $100 per year, per individual, are exempt from rebate requirements. Beginning on October 1, 2022 for Part D products and on January 1, 2023 for Part B products, CMS will monitor for products with price increases higher than the rate of inflation on a quarterly basis. Rebates will be calculated as the total number of units sold by the amount the product exceeds the inflation-adjusted price, with 2021 as the base year to measure cumulative changes relative to inflation. Noncompliant manufacturers will be subject to a civil monetary penalty of at least 125% of the calculated rebate amount.

The effect of the Inflation Reduction Act of 2022 on our business, generic manufacturers, and the pharmaceutical industry in general is not yet known.

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that third-party payors, including government payors, will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products or additional pricing pressures.

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

Our Reporting Segments

We currently operate in two segments, which are products whose marketing approvals were secured via an ANDA and products whose marketing approvals were secured via an NDA. ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. During fiscal year ended March 31, 2024 and 2023, the Company has paused further development of NDAs and has not engaged in business activities. Accordingly during March 31, 2024 and 2023, results the Company has only engaged in business activities in a single operating segment. For the years ended March 31, 2024 and 2023 revenue from our ANDA segment were $56.6 million and $34.2 million, respectively.

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

Employees

As of June 1, 2024, we had 64 full-time employees. Full-time employees are engaged in operations, administration, research, and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain, and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

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

Business Related Risks

●	The pharmaceutical industry is highly competitive.

●	Natural disasters and associated supply chain effects.

●	Interruptions in operations at our sole facility could have a material adverse effect on our business.

●	We may sell, withdraw or discontinue manufacture of certain products.

●	We may fail to successfully identify, develop, and commercialize new products.

●	Introduction of generic equivalents of our products by competitors.

●	Our operations could be disrupted by failure of our information systems or cyber-attacks and artificial.

●	Artificial intelligence based platforms my present new risks and challenges to our business.

●	Delays in product development may result in failure to achieve adequate return on investment.

●	Our business is dependent on market acceptance of our products, social and political pressures, including public concern over the abuse of certain products, including opioids..

●	Unstable economic conditions may adversely affect our business.

●	We depend on qualified scientific and technical personnel and our ability to attract and retained such.

●	Unsuccessful collaboration or licensing arrangements could limit revenues and product development.

●	Substantial portion of revenues is derived from a limited number of products.

●	We depend to a large extent on third-party suppliers and distributors for the raw materials for our products.

●	Risks related to incorrect or inadequate provision for price adjustments and sales allowances

Financial and Liquidity Related Risks

●	We have identified material weaknesses in our internal controls over financial reporting

●	We have a relatively limited operating history and our operating results could fluctuate significantly.

●	Our ability to fund operations is uncertain and we may require additional financing to meet objectives.

●	We most likely will require additional financing to meet our business objectives.

●	We have substantial indebtedness which may adversely affect our financial condition.

●	There is a risk of impairment of significant intangible assets on our balance sheet.

●	GAAP requires estimates, judgements and assumptions which inherently contain uncertainties.

Legal and Regulatory Risks

●	The pharmaceutical industry is heavily regulated which creates uncertainty and substantial compliance costs.

●	Our business may be adversely affected by legislation or healthcare regulatory reform and initiatives.

●	Use of generics may be limited through legislative, regulatory or efforts of pharmaceutical companies.

●	Our revenues and profits from generic products may decline as a result of changes in regulatory policy.

●	New tariffs and evolving trade policy between the US and other countries may adversely affect our business.

●	The DEA could limit the availability of active ingredients used in many of our products.

●	We received a Complete Response Letter (“CRL”) from the FDA indicating that the SequestOx™ NDA is not ready for approval.

●	Regulatory factors may cause us to be unable to manufacture products or face interruptions in our manufacturing process.

●	Agreements between branded pharmaceutical companies and generic pharmaceutical companies are facing increased government scrutiny in the United States and Internationally.

●	Complex reporting and payment obligations under the Medicaid rebate program.

●	Investigations and litigation concerning the calculation of average wholesale prices may adversely affect our business

Litigation and Liability Related Risks

●	We may not be able to obtain or maintain adequate insurance coverages.

●	Litigation, product liability claims, product recalls, government investigations and other significant legal proceedings are common in the pharmaceutical industry.

●	We are subject to various fraud and abuse laws which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.

●	Our products contain controlled substances which may subject us to increased litigation risk and regulation.

●	Mandatory REMS programs could increase the cost, burden, and liability associated with the commercialization of certain products.

●	Illegal distribution and third party sale of counterfeit versions of our products could have a detrimental effect on our reputation and business.

●	Competitors or other third parties may allege that we are infringing upon their IP.

Intellectual Property Related Risks

●	Our ability to protect intellectual property rights and successfully defend third party allegations of intellectual property infringement is vital to our business and uncertain.

Risks Related to our Common Shares

●	Dilution from issuance of shares to Lincoln Park, Directors, Employees, Consultants or upon exercise of warrants and options or the perception that dilution may occur could cause the price per share of common stock to fall.

●	Our common stock is a penny stock, quoted on the OTC bulletin board, with rules in place that could limit trading and liquidity of our shares, increased transaction costs that could adversely affect our price per share.

●	Shareholder activism could negatively affect us.

●	Our stock price has been volatile.

●	Capital raises through sales of securities may cause substantial dilution to existing shareholders.

●	Issuance of shares of common or preferred stock could make achieving a change of control more difficult.

●	We have no plans to pay regular dividends or conduct ordinary share purchases.

Business Related Risks

The pharmaceutical industry is highly competitive.

The pharmaceutical industry is highly competitive and subject to rapid and significant technological change, and we may be unable to compete effectively, which could impair our ability to implement our business model. Competitive factors faced include, without limitation:

●	Introduction of other generic drug manufacturers’ products in direct competition with our generic drug products;

●	Introduction of authorized generic drug products in direct competition with our products, particularly during any period of exclusivity;

●	The ability of generic drug product competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits;

●	Consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups;

●	The willingness of generic drug customer, including, without limitation, wholesale and retail customers, to switch among products of different generic pharmaceutical manufacturers;

●	Pricing pressures by competitors and customers, even if similar price savings are not passed on to consumers;

●	A company’s reputation as a manufacturer and distributor of quality generic pharmaceutical products;

●	A company’s level of service, including, without limitation, maintaining sufficient inventory levels for deliveries consistent with customer expectations;

●	A company’s ability to use and integrate technology, including the use and integration of artificial intelligence;

●	Product appearance and labeling;

●	A company’s breadth of product offerings;

●	Rapid and significant technological change;

●	Development and commercialization of advanced or novel drug delivery systems;

●	Availability of greater financial resources to fund research and development, marketing, human resources and other operational and overhead resources and capabilities;

●	Development of new formulations and products, or improvement of existing ones, at higher levels of efficiency; and

●	We depend on third party suppliers and distributors for the raw materials for our products.

Our success, if any, will depend in part on our ability to successfully keep pace with these factors.

As we expand our presence in the generic pharmaceuticals market our products may face intense competition from brand-name companies that have taken aggressive steps to thwart competition from generic companies. In particular, brand-name companies continue to sell or license their products directly or through licensing arrangements or strategic alliances with generic pharmaceutical companies (so-called “authorized generics”). No significant regulatory approvals are required for a brand-name company to sell directly or through a third party to the generic market, and brand-name companies do not face any other significant barriers to entry into such market. In addition, such companies continually seek to delay generic introductions and to decrease the impact of generic competition, using tactics which include, without limitation:

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

Furthermore, the occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, and other forms of severe hazards in the United States or in other countries in which we or our suppliers operate or are located could adversely affect our operations and financial performance. We have lost power or had to shut down operations as a result of extreme weather and natural disasters. These types of unexpected events could result in physical damage to and complete or partial closure of one or more of distribution centers or manufacturing facilities, or the temporary or long-term disruption in the supply of products, and/or disruption of our ability to deliver products to customers. Further, the long-term effects of climate change on general economic conditions and the pharmaceutical manufacturing and distribution industry in particular are unclear, and changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our businesses. Existing insurance arrangements may not provide protection for the costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. Any long-term disruption in our ability to service our customers from one or more distribution centers or outsourcing facilities could have a material adverse effect on our operations, our business, results of operations and stock price.

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

Elite’s product pipeline, including the paused development of its abuse deterrent opioid products, are in various stages of development. Prior to commercialization, product development must be completed that could include scale-up, clinical studies, bioequivalence studies, regulatory filing, regulatory review, approval by the FDA, and/or other development steps. Development is subject to risks. We cannot assure you that development will be successful, or that during development unexpected delays might occur or additional costs might be incurred.

In order to obtain FDA approval to market a new drug product, we must demonstrate proof of safety and effectiveness in humans or bioequivalence to the reference listed drug. To meet these requirements, we must conduct extensive preclinical testing and “adequate and well-controlled” clinical trials and/or bioequivalence studies. Conducting clinical trials and bioequivalence studies is a lengthy, time-consuming, and expensive process. Completion of necessary clinical trials may take several years or more. Delays associated with product candidates for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, without limitation, for example:

●	Ineffectiveness of our product candidate or perceptions by physicians that the product candidate is not safe or effective for a particular indication;

●	Inability to manufacture sufficient quantities of the product candidate for use in clinical trials or bioequivalence studies;

●	Delay or failure in obtaining approval of our clinical trial protocols from the FDA or institutional review boards;

●	Slower than expected rate of patient recruitment and enrollment;

●	Inability to adequately follow and monitor patients after treatment;

●	Difficulty in managing multiple clinical sites;

●	Unforeseen safety issues;

●	Government or regulatory delays; and,

●	Clinical trial or bioequivalence costs that are greater than we currently anticipate.

Even if we achieve positive interim results in clinical trials and bioequivalence studies, these results do not necessarily predict final results, and positive results in early trials and studies may not be indicative of success in later trials and studies. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause us to repeat or terminate a clinical trial or require us to conduct additional trials. We do not know whether our existing or any future clinical trials or bioequivalence studies will demonstrate safety and efficacy, or bioequivalence to the reference listed drug, sufficiently to result in marketable products. Our clinical trials may be suspended at any time for a variety of reasons, including if the FDA or we believe the patients participating in our trials are exposed to unacceptable health risks or if the FDA finds deficiencies in the conduct of these trials.

Failures or perceived failures in our clinical trials or bioequivalence studies will directly delay our product development and regulatory approval process, damage our business prospects, make it difficult for us to establish collaboration and partnership relationships, and negatively affect our reputation and competitive position in the pharmaceutical community.

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

As our competitors introduce their own generic equivalents of our generic drug products, our revenues and gross margin from such products generally decline, often rapidly.

Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry. As the patent(s) for a brand name product or any statutory period of marketing exclusivity expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product is often able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for their own generic versions, that market share, and the price of the that product, will typically decline depending on several factors, including, without limitation, the number of competitors, the price of the branded product and the pricing strategy of the new competitors. Significant competition in the generic pharmaceutical marketplace is not uncommon with one result of such being significant decline in revenue and gross margins. There can be no assurances of our ability to continue to develop new products or that the number of competitors for any given product will not increase to such an extent that we may stop marketing a generic drug product for which we previously obtained approval, resulting in a material adverse effect on our business, financial condition, results of operations, cash flow, ability to operate and stock price.

Our operations could be disrupted by failure of our information systems or cyber-attacks.

Significant disruptions to our IT systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit what we consider to be large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. Additionally, our IT systems are critical to our ability to store electronic and financial information and to manage a variety of business processes and activities, including, without limitation, manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our IT infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use IT networks and systems to comply with regulatory, legal and tax requirements. We have outsourced significant elements of our IT infrastructure. As a result, we manage independent vendor relationships with third-parties who are responsible for maintaining significant elements of our IT systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our IT systems, and those of our third-party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors. These systems are also vulnerable to attacks by malicious third parties, such as phishing or ransomware attacks, and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties, including, without limitation, as a result of extreme weather events, such as fires, floods, hurricanes or tornadoes or as the result of the use of AI or other new technologies.

Maintaining the secrecy of confidential, proprietary, and/or trade secret information is important to our competitive business position. We continually assess these threats and make investments to increase internal protection, detection, and response capabilities, as well as ensure our third-party providers have required capabilities and controls, to address these risks. Like other public companies, our computer systems and those of our third-party vendors and service providers are regularly subject to, and will continue to be the target of, computer viruses, malware or other malicious code (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations, which have caused, and may continue to cause, disruptions to our operations. Over time, the sophistication of these threats continues to increase. Our reliance on unsupported and vulnerable operating systems and other software in certain cases may increase both the likelihood and potential severity of cyber incidents. The preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient. Our efforts may not prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial condition, results of operations, cash flow, ability to operate and stock price.

Artificial intelligence based platforms may present new risks and challenges to our business.

AI technologies may exacerbate existing risks, including risks associated with data privacy, cybersecurity, IP, healthcare fraud and abuse, drug development and manufacturing, and risks to patients or human subjects in clinical trials. AI also introduces new risks, due to the autonomous nature of the technology, which, in some cases, may be deployed to perform tasks, inform decisions, automate decisions, and make predictions. AI may amplify biased and discriminatory decision making, perform unreliably and malfunction, generate insights which are difficult to interpret and explain, and cause direct harm to individuals or groups.

Regulators are proposing, adopting, and implementing new AI laws and regulations. We may be required to change our business practices and policies as a result of such laws and regulations and may incur substantial compliance-related costs.

Regulators are also using existing laws and regulations to take enforcement actions related to the deployment of AI in ways that result in non-compliance with current laws and regulations. If we fail to comply with AI laws and regulations, we may be subject to sanctions, fines, and reputational damage, orders to stop certain processing of personal data, orders to delete certain data or destroy AI algorithms derived from data collects, legal action on behalf of impacted individuals or other enforcement or other actions. If we fail to take steps to protect our confidential data, trade secrets, IP and personal data, we may be subject to legal, regulatory, financial, and reputational risks. AI technologies present significant opportunities and risks to our business. Harnessing AI’s transformative potential may enable us to speed up the discovery and development of new drugs, optimize our manufacturing processes, and drive efficiencies. Our failure to use AI technologies in a way that maintains trust, quality and control in our business activities and to capitalize on opportunities presented by AI may also place us at a competitive disadvantage. Failure to address AI risks will reduce our ability to deliver strategic objectives. Also, investments in AI may not realize the benefits that were anticipated.

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

Our business is dependent on market acceptance of our products, social and political pressures, including public concern over the abuse of opiods.

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

Public concern over the abuse of opioid medications, including increased legal and regulatory action, could also negatively affect our business. Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. State and local governmental agencies may investigate us as a manufacturer and/or distributor of medicines containing opioids or in conjunction with their investigation of other pharmaceutical wholesale distributors, and others in the supply chain that have a direct or indirect connection to our operations in relation to the distribution of opioid medications. In addition, multiple lawsuits have been filed against other pharmaceutical manufacturers and distributors alleging, among other claims, that they failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental entities have indicated an intent to sue these other manufacturers and distributors. While no such actions have been taken against us, the immediate effect on the Company has been an inability to commercialize and market three opioid products approved during fiscal years prior to the twelve months ended March 31, 2021 and a cessation of orders for another two other opioid products that had been marketed by our marketing partners. During the year ended March 31, 2020, we disposed of four approved ANDAs for opioid products. As of March 31, 2024, we continue to hold one approved ANDA for an opioid product that, while approved by the FDA, has not been launched commercially. Subsequent to March 31, 2024, the Company acquired three approved ANDAs for opioid products, and plans on commercially launching these three products, in addition to the one approved ANDA for an opioid product previously held within a timeframe that is beneficial to the Company’s interests. Further, defense against any such opioid related lawsuits could be cost-prohibitive resulting in an adverse material effect on our business, financial condition, results of operations, cash flows and stock price. Similar allegations made against us, even without litigation, could also negatively affect our business in various ways, including through increased costs and harm to our reputation. In addition, an adverse resolution of any lawsuit or investigation could also have a material adverse effect on our business, results of operations, cash flows and stock price.

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

The global economy has undergone a period of significant volatility, which has led to diminished credit availability, declines in consumer confidence, and increases in unemployment rates. There remains caution about the stability of the U.S. economy, and we cannot assure that further deterioration in the financial markets will not occur. These economic conditions have resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular.

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

A substantial portion of our total revenues is expected to be derived from sales of a limited number of products to a limited number of customers.

We expect that we will continue to derive a substantial portion of our revenue from sales of a limited number of products. For the twelve months ended March 31, 2024, our significant product families (defined as the top four products based on active pharmaceutical ingredient) accounted for in excess of 90% of allocated revenues (defined as gross revenues less chargebacks and government rebates processed). The sale of our products may be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions, such as changes in quota, related to our products or to competing products, which could result in a material adverse on our business, financial condition, results of operations, cash flow, ability to operate and stock price.

We also expect that we will continue to derive a substantial portion of our revenue from sales to a limited number of customers. For the twelve months ended March 31, 2024, our six largest customers accounted for in excess of 80% of revenues. The loss of any one or more of these customers, without replacement by a customer of similar significance, or the substantial reduction in orders from any one or more of these customers, without replacement of orders of a similar magnitude from other customers, could result in a material adverse on our business, financial condition, results of operations, cash flow, ability to operate and stock price.

We depend to a large extent on third-party suppliers and distributors for the raw materials for our products, particularly the chemical compounds comprising the active pharmaceutical ingredients (“API’s”) that we use to manufacture our products, as well as for certain finished goods.

We purchase the bulk of the raw materials essential to our manufacturing business from third parties. If we experience supply interruptions or delays, or if a supplier discontinues the sale of certain products, we may have to obtain substitute materials or products, which in turn would require us to obtain amended or additional regulatory approvals, subjecting us to additional expenditures of significant time and resources. In addition, changes in our raw material suppliers could result in significant delays in production, higher raw material costs and loss of sales and customers, because regulatory authorities must generally approve raw material sources for pharmaceutical products, which may be time consuming. For example, it may take as long as 18 months to find and qualify a new sole-source supplier. If we receive less than one year’s termination notice from a sole-source supplier that intends to cease supplying raw materials, it could result in disruption of our ability to produce the drug involved. Any significant interruption could result in a material adverse on our business, financial condition, results of operations, cash flow, ability to operate and stock price.

We issue price adjustments and other sales allowances to our customers. Although we may establish reserves based on our estimates of these amounts, if estimates are incorrect and the reserves are inadequate, it may result in adjustments to these liabilities that may have a material adverse effect on our financial position and results of operations.

Based on estimates, we establish liabilities for sales allowances, including, without limitation, sales discounts, returns, chargebacks, sales volume rebates, shelf stocks, cash discounts and Medicaid rebate obligations at each reporting period. Although we believe our liabilities are adequate as of the date of this report, there can be no assurances given by us that our reserves will ultimately prove to be adequate. Increases in such sales allowances may exceed our estimates for a variety of reasons, including, without limitation, unanticipated competition, an unexpected change in one or more contractual relationships or changes in ratios in contractual sales volumes as compared to historical ratios. We will continue to evaluate the relevant factors upon which our estimates and reserves are calculated and record appropriate adjustments if and when deemed necessary. Any failure to establish adequate liabilities with respect to these sales allowances could result in a material adverse effect on our business, financial position, results of operations, cash flows, ability to operate and cash flows.

Financial and Liquidity Risks

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition, cash flows and results of operations in a timely and fairly stated manner and/or increase the risk of future misstatements, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Based on reviews conducted by management and specific guidance from third party subject matter experts engaged by the Company, we have concluded that material weaknesses in the Company’s internal controls over financial reporting existed. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has identified certain remediation actions and is in the process of implementing them, but such efforts are not complete, most likely require the retention of additional personnel or consultants, both of which are further subject to the Company’s financial condition and financial ability to retain such resources. Although no material misstatement of historical financial statements was identified, if we are unable to complete our remediation in a timely manner or if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, it may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and there will continue to be an increased risk of future misstatements. In our periodic review and evaluation of internal control systems to allow management to assess the effectiveness of our internal controls over financial reporting, we may discover additional weaknesses in our internal controls over financial reporting or disclosure controls and procedures. The next time we evaluate our internal controls over financial reporting and disclosure controls and procedures, if we identify one or more new material weaknesses or have been unable to timely remediate our existing material weaknesses, we would be unable to conclude that our internal controls over financial reporting or disclosure controls and procedures are effective. If we are unable to conclude that our internal controls over financial reporting or our disclosure controls and procedures are effective or, if required to issue such an opinion, our independent registered public accounting firm expresses an opinion that our internal controls over financial reporting is ineffective, we may not be able to report our financial condition and results of operations in a timely and accurate manner, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. In addition, any potential future restatements could subject us to additional adverse consequences, including sanctions by the SEC, shareholder litigation and other adverse actions. Moreover, we may be the subject of further negative publicity focusing on such financial statement adjustments and resulting restatement and negative reactions from our shareholders, creditors or others with whom we do business. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. Please see Item 9A “Controls and Procedures” in Part II.

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

Our ability to fund our operations, maintain liquidity and meet our financing obligations is reliant on our operations, which are subject to significant risks and uncertainties. We rely on cash generated by operations as well as access to financial markets and equipment financings, to fund our commercial, product development and other operations, maintain liquidity and meet our financial obligations. There can be no assurances of our ability to secure equipment financing, resulting in an increased risk of our inability to achieve critical or necessary facility upgrades.

Our operations are also subject to many significant risks and uncertainties, as described, without limitation, in this “Risk Factors” section, including, without limitation, competition in the markets in which we operate, litigation risks, government investigations, including those related to our sale, marketing and/or distribution of prescription opioid medications in prior periods, and others. Any negative development or outcome in connection with any or all of these risks and uncertainties could result in significant consequences, including, without limitation, one or more of the following:

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

As of March 31, 2024, we had cash on hand of approximately $7.1 million and a working capital surplus of $27.0 million, as of March 31, 2024, we generated income from operations totaling $10.8 million, net other expenses totaling $10.3 million and a net tax benefit of $19.6 million, resulting in net income of $20.1 million.

While growth in our current generic product line, consisting of Phentermine Tablets, Phentermine Capsules, Phendimetrazine Tablets, Naltrexone Tablets, Isradipine Capsules, Trimipramine Capsules, Loxapine capsules, Amphetamine IR Tablets, Amphetamine ER Capsules and Dantrolene Capsules, and successful commercialization of other products in our product development pipeline, may lead to increased profitability, there can be no assurances of Elite increasing profits or achieving profitable operations in the future. Furthermore, there can be no assurances of the continuation of revenues being earned from the current generic product line, no assurances of Elite’s successful commercialization of other products in our development pipeline. In addition, there can be no assurances of Elite being able to raise additional funds in a timely manner, on acceptable terms, if needed to support commercial operations resulting in a material detrimental effect on Elite’s operations and profits as well as having a material adverse effect on our business, results of operations, financial condition, and cash flow and ability to operate in the future.

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

Furthermore, the capital and credit markets have experienced extreme volatility. Disruptions in the credit markets make it harder and more expensive to obtain funding. In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions and the general availability of credit. Future debt financing may not be available to us when required or may not be available on acceptable terms, and as a result we may be unable to grow our business, take advantage of business opportunities, or respond to competitive pressures..

We have substantial indebtedness which may adversely affect our financial condition.

We currently have substantial indebtedness. Total liabilities as of March 31, 2024, were $26.1 million, with such amount including, without limitation, $11.7 million in various loans, leases, bonds payable and deferred revenues, $6.3 million in derivative liabilities and $8.0 million in current payables and accruals. The consequences of this substantial indebtedness could include:

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

Intangible assets represent a significant portion of our assets. As of March 31, 2024, intangible assets were approximately $6.3 million, or approximately 8% of our assets.

Generally accepted accounting principles in the United States (“GAAP”) requires that intangible assets be subject to regular impairment analysis to determine if changes in circumstances indicate that the value of the asset as recorded may not be recoverable. Such events or changes in circumstances are an inherent risk in the pharmaceutical industry and often cannot be predicted. However, should a change in circumstance occur, requiring the impairment of an intangible asset, the result of such an impairment may have an adverse material effect on our business, financial condition, results of operations, cash flows and stock price. During the year ended March 31, 2023, we determined that circumstances indicated that the value of our intangible assets may not be recoverable. During the years ended March 31, 2024 and 2023, we recorded impairment of approximately $0.0 million, and $0.3 million respectively, of our ANDA and patent intangible assets.

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

Employers may seek to reduce costs by reducing or eliminating employer group healthcare plans or by transferring a greater portion of their healthcare costs to their employees. Job losses, or other economic hardships may also result in reduced levels of coverage for some individuals, potentially resulting in lower healthcare coverage for themselves or their families. Furthermore, increased instability in the insurance marketplace or an increase in uninsured Americans or others living and working in the USA may result from the Tax Cuts and Jobs Act of 2017, elimination of the Tax Cuts and Jobs Act of 2017, elimination of the Patient Protection and Affordable Care Act (PPACA)’s requirement that individuals maintain health insurance or incur a financial penalty and other steps taken by various governmental and other organizations to limit or end subsidies to such individuals at comparatively lower income levels. These economic conditions may affect an individual’s ability to afford healthcare as a result of increased premiums, co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare coverage or for other reasons. It is possible that such conditions could lead to changes in patient behavior and spending patterns that could negatively affect prescription and usage of certain or all of our products, including, without limitation, delaying of treatment, rationing of prescription medications, non-filling of prescriptions, reduction in the frequency of visits to healthcare facilities, utilizing alternative therapies or foregoing healthcare insurance coverage altogether. Such changes may result in the reduced demand for any or all of our products, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and ability to operate as a going concern.

Furthermore, our ability to commercialize and generate revenues and profit splits relating to the sale of our products depends, in part, on the extent to which reimbursement for the costs of these products is available from third-party payors, including government healthcare programs, such as Medicaid and Medicare, private health insurers and other payors. We cannot be certain that, over time, third party reimbursements for our products will be adequate for us to maintain price levels sufficient for realization of an appropriate return on our investment. Government payers, private insurers and other third party payers are increasingly attempting to contain healthcare costs by: (i) limiting both coverage and the level of reimbursement (including adjusting co-pays) for drugs, (ii) refusing, in some cases, to provide any coverage for certain uses for drugs, (iii) requiring rebates, in the case of government healthcare programs, for net sales amounts above statutorily defined ceilings, with such ceilings being potentially below production costs and (iv) requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives to branded drugs. For example, government agencies or third-party payers could attempt to reduce reimbursement for physician administered products through their interpretation of complex government price reporting obligations and payment and reimbursement coding rules, and could attempt to reduce reimbursement for separate physician administered products that share an active ingredient by requiring the blending of sales and pricing information in the same payment and reimbursement code.

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

Our revenues and profits from generic products may decline as a result of changes in regulatory policy.

The IRA contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions.

Drugs with an available generic or biosimilar, certain drugs that represent a limited portion of Medicare program spending, drugs with an orphan designation as their only FDA approved indication, and all plasma-derived products are exempt from direct negotiation. The number of negotiated products will be phased in between 2026 and 2029, and the law sets a maximum fair price the manufacturer can charge based on the number of years the product has been on the market. The law allows HHS to levy an excise and civil monetary penalties against non-compliant manufacturers or those who refuse to negotiate.

The IRA also imposes rebate requirements on manufacturers of single-source generics and other drugs covered under Medicare Part B and Part D where the price of the drug increases faster than inflation. Multisource generics and all products with an average manufacturer’s price less than $100 per year, per individual, are exempt from rebate requirements. Beginning on October 1, 2022 for Part D products and on January 1, 2023 for Part B products, CMS will monitor for products with price increases higher than the rate of inflation on a quarterly basis. Rebates will be calculated as the total number of units sold by the amount the product exceeds the inflation-adjusted price, with 2021 as the base year to measure cumulative changes relative to inflation. Noncompliant manufacturers will be subject to a civil monetary penalty of at least 125% of the calculated rebate amount.

The effect of the IRA on our business, generic manufacturers, and the pharmaceutical industry in general is not yet known.

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

Our reporting and payment obligations under the Medicaid rebate program and other governmental purchasing and rebate programs are complex and may involve subjective decisions. Any determination that we have failed to comply with those obligations could subject us to penalties and sanctions which could have a material adverse effect on our business.

The regulations applicable to us regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex. Our calculations and methodologies are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could adversely affect us and our business. In addition, because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of error and misjudgment. Any governmental agencies that have commenced (or that may commence) an investigation of us could impose, based on a claim of violation of anti-fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with respect to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position that we have taken and may impose civil and/or criminal sanctions on us. Any such penalties, sanctions, or exclusion from federal health care programs could have a material adverse effect on our business, financial position, results of operation, ability to operate and stock price.

Investigations and litigation concerning the calculation of average wholesale prices may adversely affect our business

Many government and third-party payers, including Medicare, Medicaid, HMOs and others, reimburse doctors and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (“AWP”). In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, as a result of which certain agencies have suggested that reporting of inflated AWPs by manufacturers has led to excessive payments for prescription drugs. Numerous pharmaceutical companies have been named as defendants in actions brought by various State Attorneys General and have faced state law qui tam actions brought on behalf of various states, alleging generally that the defendants defrauded state Medicaid systems by purportedly reporting or causing the reporting of AWP and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court may have deemed proper.

We can give no assurance that we will be able to settle current or future actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of any liability we have recorded. Accordingly, such actions could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition, cash flows ability to operate and stock price.

Litigation and Liability Related Risks

We may not be able to obtain or maintain adequate insurance coverages.

The cost of insurance, including directors and officer insurance, workers compensation, product liability for products containing opioids and products not containing opioids, truck and general liability insurance have increase significantly in recent years and may continue to increase in the future. We have increased deductibles and/or decreased coverages to mitigate some of these costs. These insurance premium increases, as well as our increased risk due to reduced coverage and increased deductibles could have an adverse material effect on our business, financial condition, results of operations, cash flows and stock price.

We may not have and may be unable to obtain or maintain in the future insurance, on acceptable terms, that provide adequate coverage against potential liabilities or other losses, such as the cost of a recall or defense against claims, if any claim is brought against us, for any reason, regardless of the merits, success or failure of such claim. In past years, as a result of product liability and securities litigation in the general marketplace, and a threatened claim of action against us in relation to the shareholder vote conducted in December 2019, our insurance premiums have increased significantly, while also providing no greater, and in most cases, lower levels of coverage.

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

In addition, in certain circumstances, such as in the case of products that do not meet approved specifications or for which subsequent data demonstrate such products may be unsafe, ineffective or misused, it may be necessary for us to initiate voluntary or mandatory recalls or withdraw such products from the market. Any such recall or withdrawal could result in adverse publicity, costs connected to the recall and loss of revenue. Adverse publicity could also result in an increased number of additional product liability claims, whether or not these claims have a basis in scientific fact. See the risk factor “Our business is dependent on market perceptions, social and political pressures, including public concern over the abuse of opioids” for more information.

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

Our activities are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil False Claims Act, and laws and regulations pertaining to limitations on and reporting of healthcare provider payments (physician sunshine laws). These laws and regulations are interpreted and enforced by various federal, state and local authorities including CMS, the Office of Inspector General for the U.S. Department of Health and Human Services, the U.S. Department of Justice, individual U.S. Attorney offices within the Department of Justice, and state and local governments. These laws include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation

●	the U.S. civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government and impose civil and criminal penalties), prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government;

●	U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates and their subcontractors that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

●	state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities;

●	the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; beginning in 2022, applicable manufacturers are required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

●	the Foreign Corrupt Practices Act, or the FCPA, which generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our industry is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies.

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

The FDA has imposed a class-wide REMS on all IR, ER and long acting opioid drug products (known as the Opioid Analgesic REMS). The FDA continually evaluates whether the REMS program is meeting its goal of ensuring that the benefit of these drugs continue to outweigh their risks, and whether the goals or elements of the program should be modified. If the FDA determines that additional measures are necessary, the modification of the Opioid Analgesic REMS to impose additional or more burdensome requirements could increase the costs associated with marketing opioid products and/or reduce the willingness of healthcare providers to prescribe those products, both which would have a material adverse effect on the ability to successfully commercializing, or to generate sufficient revenue from, such products.

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

Our competitors or other third parties may allege that we are infringing upon their intellectual property (“IP”), forcing us to expend substantial resources in litigation, the outcome of which is uncertain. Any unfavorable outcome of such litigation, including, without limitation, losses related to “at-risk” product launches, could have a material effect our business, financial position and results of operations.

Companies that produce branded pharmaceutical products routinely bring litigation against ANDA filers or similar applicants that seek regulatory approval to manufacture and market generic forms of their branded products alleging patent infringement or other violations of IP rights. Patent holders may also bring patent infringement suits against companies that are currently marketing and selling approved generic products. Litigation often involves significant expense and can delay or prevent introduction or sale of our generic and/or biosimilar products. If valid and enforceable patents are infringed by our products, we would need to delay selling the infringing generic product unless we could obtain a license from the patent holder, and, if we were already selling the infringing product, cease selling and potentially destroy existing product stock.

There may be situations in which we may make business and legal judgments to market and sell products that are subject to claims of alleged patent infringement prior to final resolution of those claims by the courts, based upon our belief that such patents are invalid, unenforceable, or are not infringed by our marketing and sale of such products. This is referred to in the pharmaceutical industry as an “at-risk” launch. The risk involved in an at-risk launch can be substantial because, if a patent holder ultimately prevails against us, the remedies available to such holder may include, among other things, damages measured by the profits lost by the patent holder or treble damages, which can be significantly higher than the profits we make from selling the generic version of the product. We may also be harmed by the loss of any value of such inventory that we are unable to market or sell. Any or all of the above could have a material adverse effect on our business, financial condition, results of operations, cash flow, ability to operate as a going concern and stock price.

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

We currently hold three patents and we may intend to file further patent applications in the future. We cannot be certain that any further patent applications will result in the issuance of patents. If patents are issued, third parties may sue us to challenge our patent protection, and although we know of no reason why they should prevail, it is possible that they could. In addition to modification or revocation of patents in legal proceedings, issued patents may later be modified or revoked by the U.S. Patent and Trademark Office or by analogous foreign offices. It is likewise possible that our patent rights may not prevent or limit our present and future competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

Risks Related to our Common Shares

Dilution from issuance of shares to Directors, Employees, Consultants or upon exercise of warrants and options or the perception that dilution may occur could cause the price per share of common stock to fall.

As of March 31, 2024, there were outstanding warrants to purchase an aggregate of approximately 79.0 million shares of Common Stock at a cash exercise price of $0.1521 per share, vested options to purchase an aggregate of approximately 15.7 million shares at a weighted average cash exercise price of $0.05. Additional shares of Common Stock may be issuable as a result of anti-dilution provisions in the outstanding warrants. We may also issue shares from time to time to our directors, officers, employees, and consultants.

As a result of the above discussed potential issuance of securities, such issuances by us could result in substantial dilution to the interests of other holders of our common stock, and the subsequent sale of these shares, or the perception that the sale of these shares may occur, could cause the price of our common stock to fall. Additionally, the conversion or exercise of outstanding shares of warrants, or the anticipation of such issuances, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Our stock price has been volatile.

The market price for the publicly traded stock of pharmaceutical companies is generally characterized by high volatility. There has been significant volatility in the market prices for our Common Stock. For the twelve months ended March 31, 2024, the closing sale price on the Venture Market (“OTCQB”) of our Common Stock fluctuated from a high of $0.21 per share to a low of $0.03 per share. The price per share of our Common Stock may not exceed or even remain at current levels in the future. The market price of our Common Stock may be affected by a number of factors, including, without limitation:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As part of the Company’s overall enterprise risk management processes, the Company maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

The underlying processes and controls of the Company’s cyber risk management program incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). Elite has an annual assessment performed by a third-party specialist of the Company’s cyber risk management program against the NIST CSF. The annual risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, the Company, in conjunction with the third-party cyber risk management specialists develop a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

In addition, Elite maintains processes to help govern the processes put in place by management designed to protect the Company’s IT assets, data, and services from threats and vulnerabilities. Elite employs additional key practices within the cybersecurity risk management program including, but not limited to maintenance of an IT assets inventory, identity access management controls including restricted access of privileged accounts, physical security measures at Company facilities, information protection (IPS)/detection systems (IDS) including maintenance of firewalls, network and data traffic monitoring and automated alerting, and critical data backups to reduce cybersecurity risk.

Cybersecurity partners to the Company, including, consultants, and other third-party service providers are a key part of Elite Pharmaceutical’s cybersecurity risk management strategy and infrastructure. Elite partners with industry recognized cybersecurity providers leveraging third-party technology and expertise and engages with these partners to monitor and maintain the performance and effectiveness of IT assets, data, and services that are deployed in the Company’s environment. The cybersecurity partners provide services including, but not limited to systems inventory monitoring, user management, network protection and monitoring, IPS/IDS management, remote access monitoring and management, user activity monitoring, data backups management, cybersecurity strategy, and cyber risk advisory, including assessment and remediation.

Elite’s management team, in conjunction with cybersecurity service providers is responsible for oversight and administration of Elite’s cyber risk management program, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Company’s management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners, and also relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by Elite for strategic cyber risk management, advisory and decision making.

The Audit Committee of the Board of Directors oversees Elite’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity stakeholders, including members of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of Elite’s cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on processes to prevent, detect, and mitigate cybersecurity incidents. The Company also relies on threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by the Company for strategic cyber risk management, advisory and decision making.

Elite has implemented third-party risk management processes to manage the risks associated with reliance on vendors, critical service providers, and other third-parties that may lead to a service disruption or an adverse cybersecurity incident. This includes service level agreement monitoring and contract negotiations.

Elite faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. Elite acknowledges that the risk of cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. However, as of the date of this Annual Report on Form 10-K, the Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect Elite’s business strategy, financial condition, results of operations, or cash flows. The Company proactively seeks to detect and investigate unauthorized attempts and attacks against Company IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to Company service delivery; however, potential vulnerabilities to known or unknown threats will still remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject the Company to additional liability and reputational harm. In response to such risks, the Company has implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

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

In October 2020, the Company entered into an operating lease for office space in Pompano Beach, Florida (the “Pompano Office Lease”). The Pompano Office Lease is for approximately 1,275 square feet of office space, with Elite taking occupancy on November 1, 2020. The Pompano Office includes a 3 month abatement from November 2020 through February 2021 and had an original term of three years, ending on October 31, 2023. The Pompano Office Lease has been extended for one additional year to October 31, 2024.

The Company has entered into a lease agreement for approximately 35,000 square feet of floor space in a building located at 144 Ludlow Avenue, Northvale, New Jersey (the “144 Ludlow Ave. lease”). The 144 Ludlow Ave. lease began on January 22, 2024, and has a term of five years. The 144 Ludlow Ave. lease will expire on December 31, 2028. The lease terms also include a Company option to extend the term by two years.

Properties used in our operation are considered suitable for the purposes for which they are used, at the time they are placed into service, and are believed adequate to meet our needs for the reasonably foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On August 17, 2023, Elite filed a paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. Elite obtained agreement with Purdue to stay the litigation for six months. Elite’s launch of a generic Oxycontin will depend on approval by the FDA and the outcome of various litigations involving Purdue or the expiry of the patents listed on the Orange Book.

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

Quarter Ended	High	Low
Fiscal Year Ending March 31, 2024
March 31, 2024	$0.21	$0.13
December 31, 2023	$0.16	$0.09
September 30, 2023	$0.10	$0.04
June 30, 2023	$0.04	$0.03

Fiscal Year Ending March 31, 2023
March 31, 2023	$0.04	$0.03
December 31, 2022	$0.04	$0.03
September 30, 2022	$0.05	$0.03
June 30, 2022	$0.05	$0.03

As of June 26, 2024, the last reported sale price of our Common Stock, as reported by the OTCQB, was $0.18.

Holders

As of June 26, 2024, there were approximately 105 holders of record of our Common Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Elite’s equity compensation plans as of March 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price per share of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	15,730,000	$0.05	—
Equity compensation plans not approved by security holders (2)	—	—	80,000,000
Total	15,730,000	—	80,000,000

(1)	Represents securities reserved and available for grant under the 2014 Equity Incentive Plan

(2)	Represents securities reserved and available for grant under the 2024 Equity Incentive Plan

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

The 2014 Plan expired on March 17, 2024.

2024 Equity Incentive Plan

Our 2024 Equity Incentive Plan (the “2024 Plan”) was adopted by the Board on March 27, 2024, to enhance the Company’s and its Affiliates’ ability to attract and retain highly qualified employees, officers, Non-Employee Directors, and Consultants, and to motivate such employees, officers, Non-Employee Directors, and Consultants to serve the Company and its Affiliates and to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. To this end, the 2024 Plan provides for the grant of Options, Stock Appreciation Rights (“SAR”), Restricted Stock, Restricted Stock Units, and Other Stock-based Awards. Any of these Awards may, but need not, be made as performance incentives to reward attainment of performance goals in accordance with the terms hereof. Options may only be granted as NSOs and will not qualify as ISOs. Upon becoming effective, the Plan replaces, and no further awards shall be made under, the 2014 Plan.

Each option granted under the 2024 Plan shall be a NSO, with such being defined as an option to purchase shares of Common Stock that does not meet the criteria of an incentive stock option within the meaning of Section 422 of Code. The exercise price for share of Common Stock subject to an option shall be fixed by the Board and shall be at least the fair market value of a share of Common Stock on the grant date, provided that in no case shale the option price be less than the par value of a share of Common Stock.

A SAR shall confer on the participant a right to receive, upon exercise thereof, the excess of the fair market value of one share of Common Stock on the date of exercise over the SAR exercise price, as determined by the Board. The award agreement for a SAR shall specify the SAR exercise price, which shall be fixed on the grant date as not less than the fair market value of a share of Common Stock on that date, provided, however that the SAR’s grant price may not be less than the fair market value of a share of Common Stock on the grant date of the SAR to the extent required by Section 409A of the Code.

Under the restricted stock and restricted stock units component of the 2024 Plan, the Board may award grants of share of Common Stock or bookkeeping entries representing the equivalent shares of Common Stock with restrictions determined by the Board, which include, without limitation, a restricted period of time and the satisfaction of corporate or individual performance objectives.

Payment of the option price for shares purchased pursuant to the exercise of an option, or the purchase price for restricted stock shall be made in cash or in cash equivalents acceptable to the Company, except that with respect to an option only, to the extent permitted by law and to the extent the option award agreement so provides, payment of the option price may be made all or in part by delivery (on a form acceptable to the Company) of an irrevocable direction to a licensed securities broker acceptable to the Company to sell shares of Common Stock and to deliver all or part of the sales proceeds to the Company in payment of the option price and any withholding taxes required under applicable laws.

The 2024 Plan provides for the Board’s granting of other stock based awards in addition to or in conjunction with other awards under the 2024 Plan. Such other stock based awards may be used in the settlement of amounts payable in shares of Common Stock under any other compensation plan or arrangement of the Company.

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

Results of Operations:

For the Years Ended March 31, 2024 and 2023

Revenue, Cost of revenue and Gross profit:

	For the Years Ended March 31,		Change
	2024	2023	Dollars	Percentage
Manufacturing fees	$54,120,731	$29,187,573	$24,933,158	85%
Licensing fees	2,504,397	4,967,541	(2,463,144)	(50)%
Total revenue	56,625,128	34,155,114	22,470,014	66%
Cost of manufacturing	30,268,025	17,561,093	12,706,932	72%
Gross profit	$26,357,103	$16,594,021	$9,763,082	59%

Gross profit - percentage	47%	49%

Total revenues for the year ended March 31, 2024 increased by $22.5 million or 66%, to $56.6 million, as compared to $34.2 million, for the of the prior fiscal year, primarily due to the launch of the Elite label during the current fiscal year which achieved increased sales for the year ended March 31, 2024, as compared to the prior year, which did not include any sales of Elite label products.

Manufacturing fees revenue increased by $24.9 million, or 85%, primarily due to the launch of the Elite label during the current fiscal year which achieved increased sales for the year ended March 31, 2024, as compared to the prior year, which did not include any sales of Elite label products.

Licensing fees revenue decreased by $2.5 million, or 50%. This decrease is primarily due to the expiration of the marketing alliance agreements between the Company and Lannett Company, Inc. (the “Lannett Agreements”) on March 31, 2023. The revenue streams that were generated during periods ending on or prior to March 31, 2023 and attributed to the Lannett Agreements, included profit splits on the sale by Lannett of Amphetamine IR and Amphetamine ER. Since April 1, 2023, these products are now sold by the Company under its own label, with revenues being recorded as manufacturing revenues instead of licensing fees going forward.

Cost of revenue consists of manufacturing and assembly costs. Our cost of revenue increased by $12.7 million or 72%, to $30.3 million as compared to $17.6 million for the prior fiscal year. This increase was due to an increased volume of products sold during the year ended March 31, 2024, as compared to the prior fiscal year, as noted above.

Our gross profit margin was 47% during the year ended March 31, 2024 as compared to 49% during the prior fiscal year. The decrease is due to increased manufacturing volumes resulting in decreased unit costs due to efficiencies of scale being achieved on the increased manufacturing volume. In addition, the commercial launch of the Elite label and expiration of the Lannett Agreements resulted in higher net revenues per unit being achieved. Both of these factors had the effect of increased gross profit margin.

Operating expenses:

	For the Years Ended March 31,		Change
	2024	2023	Dollars	Percentage
Operating expenses:
Research and development	$6,883,351	$6,200,163	$683,188	11%
General and administrative	7,145,114	5,122,272	2,022,842	39%
Non-cash compensation	159,921	39,325	120,596	307%
Impairment of intangible assets	—	292,807	(292,807)	(100)%
Depreciation and amortization	1,379,948	1,263,452	116,496	9%
Total operating expenses	$15,568,334	$12,918,019	$2,650,315	21%

Operating expenses consist of research and development costs, general and administrative costs, non-cash compensation and depreciation and amortization expenses. Operating expenses for the year ended March 31, 2024 increased by $2.7 million, or 21%, to $15.6 million as compared to $12.9 million for the prior fiscal year, largely due to an increase in research and development of $0.7 million and general and administrative expenses of $2.0 million.

Research and development costs during the year ended March 31, 2024 were $6.9 million, an increase of $0.7 million, or 11%, from approximately $6.2 million of such costs for the prior year. The increase was a result of the timing and nature of product development activities during the year ended March 31, 2024 as compared to the prior fiscal year.

General and administrative expenses for the year ended March 31, 2024 were $7.1 million as compared to $5.1 million for the prior fiscal year, an increase of $2.0 million or approximately 39%, largely due to an increased human resource headcount and costs as compared to the prior fiscal year as well as infrastructure costs related to Elite label commercial activities resulting from the commercial launch of the Elite label product line during the year ended March 31, 2024.

Non-cash compensation expense for the year ended March 31, 2024 was $0.2 million as compared to $0.04 million for the prior fiscal year, an increase of $0.1 million or approximately 307%, with such increase being attributed to the issuance to employees of options to purchase Common Stock during the current fiscal year.

Depreciation and amortization expenses from the year ended March 31, 2024 were $1.4 million as compared to $1.3 million for the prior fiscal year, an increase of $0.1 million or approximately 9%. This increase is due to depreciation expense being recorded on an increased fixed asset base which resulted from additional investments in capital manufacturing facilities.

As a result of the foregoing, our income from operations during the year ended March 31, 2024 was $10.8 million, compared to income from operations of $3.7 million for the prior fiscal year.

Other income (expense):

	For the Years Ended March 31,		Change
	2024	2023	Dollars	Percentage
Other income (expense):
Change in fair value of derivative financial instruments - warrants	$(5,776,297)	$415,126	$(6,191,423)	(1491)%
Change in fair value of stock-based liabilities	(5,743,468)	—	(5,743,468)	100%
Interest expense and amortization of debt issuance costs	(588,622)	(1,112,707)	524,085	(47)%
Gain from settlement agreements	1,761,792	—	1,761,792	—%
Gain on sale of ANDA	—	1,000,000	(1,000,000)	(100)%
Interest income	20,918	7,453	13,465	181%
Other (expense) income, net	$(10,325,677)	$309,872	$(10,635,549)	(3432)%

Other income (expense) for the year ended March 31, 2024 was an other expense of $10.3 million, a decrease of $10.6 million from other income of $0.3 million for the prior fiscal year. The decrease was primarily due to a net increases in other expenses totaling $12.9 million and consisting of increased other expenses of $6.2 million relating to the change in fair value of warrant derivative instruments, $5.7 million relating to the change in fair value of stock-based liabilities and $1.0 million relating to gain on sale of ANDA, offset by increases in other income totaling $2.3 million and consisting of $1.8 million gain from settlement agreements, $0.5 million relating to decreased interest expense and amortization of debt issuance, and $0.01 million increase in interest income. The change in the fair value of derivative instruments and stock-based liabilities is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of the Company’s derivative instruments and stock-based liabilities and decreases in the closing price of the Company’s Common Stock. The decrease in interest expense associated with the loans payable is due in large part to the Company paying off the principal balance of the EWB loan during the fiscal year ended March 31, 2023, resulting in no interest on the EWB loan incurred for the year ended March 31, 2024. The increased other income from gain from settlement agreements is the result of there being a settlement agreement during the fiscal year ended March 31, 2024 as compared to there being no settlement agreement during the comparable period of the prior fiscal year. The decrease in other income relating to gain of sale of ANDA is the result of there being a sale of an ANDA during the fiscal year ended March 31, 2023 as compared to no sales of ANDA occurring during the fiscal year ended March 31, 2024.

As a result of the foregoing, our net income before income taxes for the year ended March 31, 2024 was $0.5 million, compared to net income before income taxes of $4.0 million for the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	March 31, 2024	March 31, 2023	Change
Current assets	$40,014,189	$21,510,297	$18,503,892
Current liabilities	$13,049,764	$7,833,637	$5,216,127
Working capital	$26,964,425	$13,676,660	$13,287,765

The Company considers cash and working capital balances as several of the factors the Company uses in evaluating its performance. As of March 31, 2024, the Company had cash on hand of $7.1 million and accounts receivable to be collected within expected operating cycles of $19.5 million. The Company believes that such resources, combined with the working capital surplus of $27.0 million and the continuation of ongoing operations, are sufficient to fund operations through the next twelve months. For the year ended March 31, 2024, the Company had income from operations totaling $10.8 million, net other expense totaling $10.3 million and a net income attributable to common shareholders of $20.1 million. The Company’s other income (expense) and net income attributable to common shareholders are significantly influenced by the fluctuations in the fair value of warrant derivatives with such fair value bearing a strong inverse correlation to the market share price of the Company’s Common Stock as well as the recording of a discrete tax benefit of $17.3 million related to the Company’s release of the valuation allowance against deferred tax assets related to U.S. federal net operating loss carryforwards and research and development tax credits, which are expected to be realized based on demonstrated current profitability and the Company’s expectations of forecasted income.

Our working capital (total current assets less total current liabilities) increased by $13.3 million from $13.7 million as of March 31, 2023 to $27.0 million as of March 31, 2024, with such increase being primarily related to the increase in finished goods inventory and accounts receivable, associated with increased customer orders during the year ended March 31, 2024 exceeding the increase in total current liabilities over the same period.

Summary of Cash Flows:

	For the Years Ended March 31,
	2024	2023
Net cash (used in) provided by operating activities	$(3,281,558)	$3,338,704
Net cash used in investing activities	$(809,653)	$(5,736,618)
Net cash provided by financing activities	$3,385,624	$1,702,199

Net cash used in operating activities for the year ended March 31, 2024 was $3.3 million, which included net income of $20.1 million, increased by depreciation and other non-cash expenses totaling $11.5 million and reduced by the change in operating assets and liabilities totaling $11.9 million and tax benefit of $20.0 million.

Net cash provided by operating activities for the year ended March 31, 2023 was $3.3 million, which included net income of $3.6 million, offset by non-cash (income) expenses totaling $1.8 million and net increases in assets and decreases in liabilities totaling $2.0 million.

Net cash used in investing activities for the year ended March 31, 2024 was comprised of purchases of property and equipment of approximately $0.8 million.

Net cash used in investing activities for the year ended March 31, 2023 was comprised of purchases of property and equipment of $5.7 million.

Net cash provided by financing activities was $3.4 million for the year ended March 31, 2024 which consisted primarily of proceeds from related party loans payable totaling $4.0 million offset by payments of bond and loan principal totaling $0.3 million.

Net cash provided by financing activities was $1.7 million for the year ended March 31, 2023 which contained proceeds and loan payments related to the EWB mortgage loan and equipment loans.

Hakim Promissory Note

The Company has entered into a collateralized promissory note with individual lenders with rates comparable to the EWB Term Loan but with fewer restrictive covenants. These covenants include filing timely tax returns and financial statements, and an agreement not to sell, lease, or transfer a substantial portion of the Company’s assets during the term of the note. On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, CEO and Chairman of the Board of Directors, pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000 (the “Hakim Promissory Note”). The Hakim Promissory Note has an interest rate of 9% for the first year and 10% for an optional second year and the proceeds were used for working capital and other business purposes. The original maturity date of the Hakim Promissory Note is June 2, 2024, with an optional second year extension. The second year extension of the Hakim Promissory Note was agreed to by both parties, with the maturity date being extended to June 2, 2025.

Caskey Promissory Note

On June 30, 2023, the Company entered into a collateralized promissory note with Davis Caskey (the “Caskey Promissory Note”). The Caskey Promissory Note has a principal balance of $1,000,000 and an interest rate of 9% for the first year and 10% for an optional second year. The Caskey Promissory Note is subject to the same covenants as are contained in the Hakim Promissory Note. The proceeds were used for working capital and other business purposes. The original maturity date of the Caskey Promissory Note is June 30, 2024, with both parties agreeing to the optional second year extension, as provided in the Caskey Promissory Note. The Caskey Promissory Note has a current maturity date of June 30, 2025.

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

On July 1, 2022, EWB provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at WSJP plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of March 31, 2024, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of March 31, 2024, and through the date of filing of this quarterly report on Form 10-Q, the Company was not aware of the existence of any violations of financial covenants included in the EWB Mortgage Loan.

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

During the years ended March 31, 2024 and 2023, the Company did not issue any shares of Common Stock to Lincoln Park.

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

Bond issue costs of $354,454 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $14,185 for the fiscal year ended March 31, 2024.

The NJEDA Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

In addition, the Company had previously received Notices of Default from the Trustee of the NJEDA Bonds as a result of the utilization of the debt service reserve being used to pay interest payments as well as the company’s failure to make scheduled principal payments. All monetary defaults were cured during Fiscal 2015 and the Company is current on all NJEDA Bond interest and principal payments. See the Risk Factor in Part I, Item 1A entitled “We have substantial indebtedness which may adversely affect our financial condition NJEDA Bonds”.

As of the date of filing of this Annual Report on Form 10-K, there are no interest or principal amounts in arrears. The Series B Notes were retired, at par in July 2014.

Recent Developments

On May 20, 2024, the Company reported that it received approval for the FDA for a generic version of Methotrexate Sodium 2.5mg tablets. Methotrexate Sodium belongs to a class of drugs known as antimetabolites and will be sold under the Elite Laboratories Inc. label. As of the date of filing of this Annual Report on Form 10-K, this product had not yet been commercially launched.

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

Use of estimates

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

Nature of goods and services

The following is a description of the Company’s goods and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each, as applicable:

a) Manufacturing Fees

The Company is equipped to manufacture immediate release and controlled release products that are sold under the Elite Laboratories Inc. label (the “Elite Label”). The Company recognizes revenue when its customers obtain control of the Elite Labeled products. These revenues are offset by variable consideration, which may include, without limitation, chargebacks, distribution fees, rebates, group purchasing organization fees, prompt payment cash discounts, consideration payable to the customer, billbacks, Medicaid and other government pricing programs, price protection and shelf stock adjustments, sales returns and profit shares. The Company’s estimates for variable consideration are adjusted as required at each reporting period for specific known developments that may result in a change in the amount of total consideration it expects to receive as well as updating estimate assumptions to reflect current and/or historical trends.

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

The Company is also equipped to manufacture immediate release and controlled-release products on a contract basis for third parties, if and when the products are approved. These products include products using immediate release technology, controlled-release drug technology and products utilizing abuse deterrent technologies. The Company also develops and markets (either on its own or by license to other companies) generic and proprietary controlled-release and abuse deterrent pharmaceutical products.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2024.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2024, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2014 and forward, and State, 2010 and forward. The Company did not have any unrecognized tax positions for the years ended March 31, 2024 and 2023.

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

In December 2023, the FASB issued ASU 2023-09 (Topic 740), Improvements to income tax disclosures, which enhances the disclosure requirements for the income tax rate reconciliation, domestic and foreign income taxes paid, requiring disclosure of disaggregated income taxes paid by jurisdiction, unrecognized tax benefits, and modifies other income tax-related disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segments,” which aims to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. Topic 280 also requires other specified segment items and amounts to be disclosed under certain circumstances. The amendments in this ASU do not change or remove those disclosure requirements and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not expect that the requirements of ASU 2023 – 07 will have a material impact on our consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control (“COSO”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2024, we identified the following control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework:

●	We were unable to formalize and implement revised controls, policies and procedure documentation to evidence a system of internal controls, including testing of such revised controls, that was consistent with available personnel and resources;

●	We failed to maintain effective control activities over our control environment, risk assessment, information technology and monitoring components;

●	We had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel and resources.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are achieved. Further, the design of a control system must be balanced against resource constraints, and therefore the benefits of controls must be considered relative to their costs. Given the inherent limitations in all systems of controls, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Accordingly, given the inherent limitations in a system of internal control, financial statement misstatements due to error or fraud may occur and may not be detected. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance of achieving their objectives. We conduct periodic evaluations of our systems of controls to enhance, where necessary, our control policies and procedures.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, utilizing those criteria, management has determined that, as of March 31, 2024, because of the material weaknesses described above, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2024, we identified the following control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework:

●	We were unable to formalize and implement revised controls, policies and procedure documentation to evidence a system of internal controls, including testing of such revised controls, that was consistent with available personnel and resources;
●	We failed to maintain effective control activities over our control environment, risk assessment, information technology and monitoring components;
●	We had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel and resources.

The deficiencies in our internal controls over financial reporting and disclosure controls and procedures are described above and our efforts to remediate these deficiencies are described below. Please also see Item 1A-Risk Factors: “We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition, cash flows and results of operations in a timely and fairly stated manner and/or increase the risk of future misstatements, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.”

Changes in Internal Controls Over Financial Reporting

During the fiscal year ended March 31, 2024, as a result of reviews and assessments of internal controls over financial reporting conducted by the Company’s CFO appointed on September 5, 2023 over the last seven month period ended March 31, 2024, the Company identified material weaknesses in internal controls over financial reporting as further detailed above and began remediation efforts which are detailed below, with such activities expected to result in further changes in internal control over financial reporting as necessary to remediate the identified material weaknesses.

Remediation efforts to address material weaknesses in internal controls over financial reporting

We intend to revise the existing control environment documentation, designing and implementing controls, policies and procedure documentation that is consistent with our current personnel, resources and capabilities, with significant focus on controls relating to financial oversight, management, analysis and reporting of operations emanating from the Company’s manufacturing, marketing and distribution of its Elite Laboratory label product line. Please note that these material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time, allowing management, through testing, to reach a conclusion on such controls design and operational effectiveness.

Item 9B. OTHER INFORMATION.

During the fiscal year ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position	Director/Officer Since	Director Class
Nasrat Hakim	63	President, Chief Executive Officer and Director	August 2013	III
Barry Dash, Ph. D.	93	Director	April 2005	II
Jeffrey Whitnell	68	Director	October 2009	III
Davis Caskey	76	Director	April 2016	I
Kirko Kirkov	56	Chief Commercial Officer	September 2022
Douglas Plassche	60	Executive Vice President of Operations	August 2013
Carter Ward	60	Chief Financial Officer	September 2023

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

Mr. Kirkov has a Bachelor of Science in Mechanical Engineering/Engineering Management from the University of Ottawa, two Masters of Science degrees respectively in Naval Architecture and Ocean Systems Management from the Massachusetts Institute of Technology, a Master of Science in Applied Positive Psychology and Coaching from the University of East London, and an MBA from the University of Durham.

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

Carter Ward

Carter Ward has served as Chief Financial Officer, Secretary and Treasurer of the Company since September 5, 2023. This is Mr. Ward’s second tenure with the Company, previously serving in the same positions as currently from July 2009 through May 2021. In between Mr. Ward’s roles with the Company, he served as Chief Financial Officer of Mirror Biologics, a privately held biotech organization from September 2022 to July 2023 and as CFO of Enveric Biosciences, a NASDAQ listed biotech company, from May 2021 to September 2022. Prior to initially joining the Company, from July 2005 to April 2009, Mr. Ward filled multiple finance and supply chain leadership roles with the Actavis Group and its U.S. subsidiary, Amide Pharmaceuticals. From September 2004 to June 2005, Mr. Ward was a consultant, mainly engaged in improving internal controls and supporting Sarbanes Oxley compliance of Centennial Communications Inc, a NASDAQ listed wireless communications provider. Mr. Ward began his career as a certified public accountant in the audit department of KPMG. Mr. Ward holds a B.S. in Accounting from Long Island University from where he graduated summa cum laude.

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

Based solely on its review of copies of such reports and upon written representations from each of the Company’s officers and directors, the Company believes that, for the year ended March 31, 2024, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent stockholders were complied with on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

Role of the Compensation Committee

The Company formed the Compensation Committee in June 2007. Since the formation of the Compensation Committee all elements of the executives’ compensation are determined by the Compensation Committee, which currently is comprised of three independent non-employee directors, and one director who is also the Company’s Chief Executive Officer. However, the Compensation Committee’s decisions concerning the compensation of the Company’s Chief Executive Officer and equity awards are subject to ratification by the full Board of Directors. The members of the Compensation Committee are Dr. Barry Dash (Chairman of the Compensation Committee), Jeffrey Whitnell, Davis Caskey and Nasrat Hakim. The Compensation Committee operates pursuant to a charter. Under the Compensation Committee charter, the Compensation Committee has authority to retain compensation consultants, outside counsel, and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants. During the fiscal year ended March 31, 2024, the Compensation Committee did not engage any advisors.

Named Executive Officers

The named executive officers for the fiscal year ended March 31, 2024 were:

●	Nasrat Hakim, Chief Executive Officer and President for the full year;

●	Douglas Plassche, Executive Vice President for the full year

●	Carter Ward, Chief Financial Officer since September 5, 2023

These individuals are referred to collectively as the “Named Executive Officers”.

Our Executive Compensation Program

Overview

Our approach to executive compensation is driven by our belief in rewarding people for consistently strong execution and performance. We believe that the ability to attract and retain qualified executive officers and other key employees is essential to our long-term success. Our plan to obtain and retain highly skilled employees is to provide significant incentive compensation opportunities and market competitive salaries. We strive to link individual employee objectives with overall company strategies and results, and to reward executive officers and significant employees for their individual contributions to those strategies and results. Furthermore, we believe that equity ownership serves to align the interests of our executives with those of our stockholders. As such, equity is a key component of our compensation program.

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

Elements of our executive compensation program

Base Salary

We pay a base salary to each of the Named Executive Officers. In general, base salaries for the Named Executive Officers are determined by evaluating the responsibilities of the executive’s position, the executive’s experience, and the competitive marketplace. Base salary adjustments are considered and take into account changes in the executive’s responsibilities, the executive’s performance, and changes in the competitive marketplace. We believe that the base salaries of the Named Executive Officers are appropriate within the context of the compensation elements provided to the executives and because they are at a level which remains competitive in the marketplace.

In the section below entitled “Agreements with Named Executive Officers”, we describe the breakdown between compensation paid in cash and in equity for each Named Executive Officer during the fiscal year ended March 31, 2024.

Bonuses

Named Executive Officers may earn discretionary bonuses, which are awarded by the Compensation Committee in its discretion after the end of a fiscal year based on its assessment of factors including Company and individual performance. In addition, as described in the section below entitled “Agreements with Named Executive Officers,” Mr. Plassche received a cash bonus of $165,032 during the fiscal year ended March 31, 2024, and a retention bonus of $150,000. Mr. Ward assumed his position as Chief Financial Officer on September 5, 2023 and was not paid a cash bonus during the fiscal year ended March 31, 2024.

Equity

In addition to cash compensation, our Named Executive Officers from time to time are granted stock options. During the fiscal year ended March 31, 2024, in connection with his initial employment, Mr. Ward was granted options to purchase 3,000,000 shares of common stock at a price of $0.0898 per share. All options granted include vesting periods consisting of one-third of total options granted vesting on each of the first, second and third anniversaries of the grant date, with current employment being a requisite for all vesting. Options granted expire the earlier of ten years from the grant date or 90 days subsequent to the employee’s last date of employment.

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

Agreements with Named Executive Officers

Nasrat Hakim

Pursuant to his August 2013 employment agreement, as amended on January 12, 2016 and September 26, 2023 (the “Hakim Employment Agreement”), as of April 1, 2023, Mr. Hakim receives an annual salary of $1,000,000 per year payable in accordance with the Company’s payroll practices. The Board may also award discretionary bonuses in its sole discretion. Mr. Hakim is entitled to employee benefits (e.g., health, vacation, employee benefit plans and programs) consistent with other Company employees of his seniority, a car allowance of $1,500 and housing allowance of $5,000 per month, respectively. The Hakim Employment Agreement contains confidentiality, non-competition and other standard restrictive covenants.

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

If Mr. Hakim is terminated for cause or he resigns, he only is entitled to accrued and unpaid annual salary, accrued vacation time and any reasonable and necessary business expenses, all through the date of termination (“Basic Termination Benefits”). If Mr. Hakim is terminated because of disability or death, in addition to Basic Termination Benefits, he is entitled to a pro rata discretionary bonus, if any, as awarded by the Board in its sole discretion, from the beginning of the calendar year of termination through the date of termination, payable in a lump sum. In addition, in the event of the termination of Mr. Hakim’s employment due to his disability, he will be entitled to a lump sum payment within 60 days of the termination date equal to one year of his base salary, subject to his execution of a release. If the Company terminates Mr. Hakim without cause, in addition to Basic Termination Benefits, Mr. Hakim is entitled to his pro rata discretionary bonus, if any, as awarded by the Board in its sole discretion, from the beginning of the calendar year of termination through the date of termination and an amount equal to two years’ annual base salary, all payable in a lump sum within 60 days of the termination date, and 12 months of continued health insurance continuation under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), at active employee rates, subject to his execution of a release and his continued compliance with applicable restrictive covenants.

Upon a termination of employment in connection with a Change of Control (as defined below), in addition to Basic Termination Benefits, Mr. Hakim is entitled to a pro rata discretionary bonus and payment in an amount equal to two year’s base annual salary in effect upon the Date of Termination, less applicable deductions, and withholdings, in a lump sum within 60 days, and two years of health care continuation benefits. In addition, all outstanding unvested equity held by Mr. Hakim will then vest.

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

Douglas Plassche

On July 20, 2013, the Company entered into an employment agreement with Mr. Douglas Plassche (the “Plassche Employment Agreement”). Pursuant to the Plassche Employment Agreement, Mr. Plassche serves as an at-will employee, in the position of Vice President of Operations, commencing on August 12, 2013. The Plassche Employment Agreement includes an initial base salary of $205,000 being paid in accordance with the Company’s payroll practices and an annual stock award in an amount equal to $25,000. The Common Stock component of Mr. Plassche’s compensation is to be computed on an annual basis, with the number of shares issued being equal to the quotient of the annual amount due, divided by the average daily closing price of the Company’s Common Stock for the calendar year just ended.

Mr. Plassche is also eligible for an annual bonus in cash and/or equity-based awards, with such annual bonus being awarded based upon the achievement of agreed milestones and at the discretion of the Company and its Chief Executive Officer. In addition, pursuant to the Plassche Employment Agreement, Mr. Plassche was initially granted options to purchase 3,000,000 shares of Common Stock, at a price of $ 0.07 per share, (the closing price of the Common Stock on the date of the Plassche Employment Agreement). The options were issued pursuant to the 2004 Employee Stock Option Plan and vested over a period of three years with the vesting period commencing one year from the date of issuance and expired, unexercised, ten years from the date of issuance in July of 2023.

Mr. Plassche is entitled to a monthly automobile allowance of $500.

Mr. Plassche’s employment is terminable by either party. If the Company terminates Mr. Plassche without cause, Mr. Plassche is entitled to an amount equal to six months of base annual salary in effect upon the date of termination.

Throughout his tenure, Mr. Plassche’s compensation was increased from time to time by the Board and the annual stock award was removed.

On March 1, 2024, Mr. Plassche’s compensation was adjusted to include an annual salary of $346,567 payable in accordance with the Company’s payroll practices.

On February 18, 2022, Mr. Plassche entered into a second retention agreement with the Company (the “2022 Plassche Retention Agreement”), as an incentive for his continued employment and cooperation during a transitional period for the Company. Pursuant to the 2022 Plassche Retention Agreement, Mr. Plassche is entitled to a $150,000 retention payment on each of October 31, 2022 and June 30, 2023, subject in each case to his continued employment through such date. The retention payments have been made to Mr. Plassche in accordance with 2022 Plassche Retention Agreement.

Carter Ward

On September 5, 2023, the Company entered into an employment agreement with Mr. Carter Ward, effective as of September 5, 2023 to served as the Company’s Chief Financial Officer (the “Ward Employment Letter”). Pursuant to the Ward Employment Letter, Mr. Ward receives an annual base salary of $275,000, guaranteed annual bonus equal to 20% of annual base salary and is eligible to receive additional performance bonuses of up to 30% of annual base salary as determined from time to time by the Company’s Board of Directors. In addition and also pursuant to the Ward Employment Letter, the Company’s Board of Directors approved the grant of options to purchase 3,000,000 shares of Common Stock at a price equal to the closing price of the Company’s Common Stock on the first date of Mr. Ward’s employment pursuant to the Ward Employment Letter.

The Ward Employment Agreement will remain in effect until terminated by either party with at least 60 days advance written notice. In addition, the Ward Employment Agreement is subject to early termination by Mr. Ward or the Company in accordance with the terms of the Ward Employment Agreement.

Pursuant to the Ward Agreement, if Mr. Ward’s employment is terminated by the Company without cause, then the Company must pay Mr. Ward, in addition to any then-accrued and unpaid obligations owed to him, severance payments equal to two months of his then-current base salary for each year of service, up to a maximum of 12 months, and 12 months of continued health insurance continuation under COBRA, at active employee rates, in each case, subject to his execution of a release and his compliance with applicable restrictive covenants.

The Ward Employment Agreement also contains covenants restricting Mr. Ward from soliciting the Company’s employees or customers during his employment and for a period of 12 months after the termination of Mr. Ward’s employment with the Company and prohibiting him from disclosure of confidential information regarding the Company at any time.

Potential Payments Upon Termination or Change of Control

Messrs. Hakim, Plassche and Ward are entitled to certain benefits upon a termination event (and in the case of Mr. Hakim, in connection with a change of control), as described in the section entitled “Agreements with Named Executive Officers” above. We do not presently provide the Named Executive Officers with any plan or arrangement, other than those that may be contained in the employment contracts disclosed above, in connection with any termination, including, without limitation, through retirement, resignation, severance, or constructive termination (including a change in responsibilities) of such Named Executive Officer’s employment with the Company.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Option Awards ($) [11]		All Other Compensation ($)		Total ($)
Nasrat Hakim, President,	2024	1,000,000	[1]	—	[2]	—		78,000	[3]	1,078,000
Chief Executive Officer and Chairman of the Board of Directors	2023	500,000	[1]	499,992	[2]	—		78,000	[3]	1,077,992

Douglas Plassche,	2024	331,440	[4]	315,032	[5]	—		6,000	[7]	652,472
Executive Vice President	2023	302,560	[4]	232,000	[5]	187,055	[6]	6,000	[7]	727,615

Carter Ward,	2024	158,477	[9]	—		255,018	[10]	—		383,495
Chief Financial Officer[8]	2023	—		—		—		—		—

1	Represents salary earned by Mr. Hakim pursuant to the Hakim Employment Agreement for the fiscal years ended March 31, 2024 and 2023. Salaries earned during the fiscal year ended March 31, 2024 were paid in accordance with the Company’s payroll practices. Salaries earned during the fiscal year ended March 31, 2023 were to be paid via the issuance of Common Stock in lieu of cash. No shares were issued in payment of salaries earned during the fiscal year ended March 31, 2023. In aggregate a total of $3,125,000 was owed to Mr. Hakim for salaries earned but unpaid for all prior years through and including the fiscal year ended March 31, 2023. On March 29, 2024, a total of 49,534,368 shares of Common Stock were issued in full satisfaction pursuant to the Hakim Employment Agreement for this amount

2	Represents bonus earned by Mr. Hakim for the fiscal years ended March 31, 2024 and 2023, respectively, and paid in accordance with the Company’s payroll practices.

3	Represents annual auto and housing allowances of $18,000 and $60,000, respectively.

4	Represents salaries earned by Mr. Plassche pursuant to the Plassche Employment Agreement and paid in accordance with the Company’s payroll practices.

5	Represents cash bonuses earned pursuant to the Plassche Employment Agreement and retention bonuses earned pursuant to the 2022 Plassche Retention Agreement and paid in accordance with the Company’s payroll practices.

6	Represents options to purchase 7,500,000 shares of Common Stock at a price of $0.03 per share with the grant date fair value of such option awards being determined using the Black Scholes option-pricing model.

7	Represents annual auto allowances.

8	Mr. Ward has served as the Company’s Chief Financial Officer since September 5, 2023.

9	Represents salaries earned by Mr. Ward pursuant to the Ward Employment Agreement and paid in accordance with the Company’s payroll practices.

10	Represents options to purchase 3,000,000 shares of Common Stock at a price of $0.0898 per share with the grant date fair value of such option awards being determined using the Black Scholes option-pricing model.

11	The amounts in these columns reflect the grant date fair value of stock option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. See Note 13 to the Consolidated Financial Statements contained in the Company’s report on Form 10-K for the fiscal year ended March 31, 2024 for the assumptions used in the valuations that appear in this column.

Outstanding Equity Awards as of March 31, 2024

Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)		Options Exercise Price ($)	Option Expiration Date
Douglas Plassche	2,500,000	5,000,000	[1]	$0.03	1/3/2033
Carter Ward	—	3,000,000	[2]	$0.0898	9/5/2033
Nasrat Hakim	—	—

1	Options vest in equal annual increments of 2,500,000 shares on January 3, 2024, January 3, 2025 and January 3, 2026.

2	Options vest in equal annual increments of 1,000,000 shares on September 5, 2024, September 5, 2025 and September 5, 2026

Director Fee Compensation

The Company’s policy regarding director fees is as follows: (i) Directors who are employees or consultants of the Company (and/or any of its subsidiaries), including Mr. Hakim, receive no additional remuneration for serving as directors or members of committees of the Board; (ii) all Directors are entitled to reimbursement for out-of-pocket expenses incurred by them in connection with their attendance at the Board or committee meetings; (iii) Directors who are not employees or consultants of the Company (and/or any of its subsidiaries) receive a $30,000 annual retainer fee, payable in cash (iv) Directors do not receive any additional compensation for attendance at or chairing of any meetings.

Director Compensation

The following table sets forth information concerning director compensation for the year ended March 31, 2024:

Name	Fees Earned or Paid In Cash [1] ($)		Stock Awards[1] ($)	Total ($)
Barry Dash	30,000	[2]	—	30,000
Jeffrey Whitnell	30,000	[2]	—	30,000
Davis Caskey	30,000	[2]	—	30,000

1	Please refer to the section below titled “Director Fee Compensation” for details on the Company’s director fee compensation policy. No directors held unexercised or unvested stock or option awards as of March 31, 2024.

2	Amounts represent Director fees earned during the fiscal year ended March 31, 2024 payable in cash.

Other

The Company’s Articles of Incorporation, as amended, provide for the indemnification of each of the Company’s directors to the fullest extent permitted under Nevada General Corporation Law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 26, 2024 (except as otherwise indicated), regarding beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of each such class, (ii) each of our directors, (iii) each of our executive officers and (iv) all our directors and executive officers as a group. As of June 26, 2024 we had 1,068,273,108 shares of Common Stock outstanding (exclusive of 0.1 million treasury shares). On any matter presented to the holders of our Common Stock for their action or consideration at any meeting of our Shareholders, each share of Common Stock entitles the holder to one vote.

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

Name and Address of Beneficial Owner of Common Stock	Common Stock		Percent (%) of Voting Securities Beneficially Owned
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors*	300,581,058	(1)	26.3%
Barry Dash, Director*	3,235,555	(2)	**	%
Jeffrey Whitnell, Director*	3,187,020	(3)	**	%
Davis Caskey, Director*	2,049,436	(4)	**	%
Douglas Plassche, Executive Vice President *	3,633,932	(5)	**	%
Carter Ward, Chief Financial Officer	4,990,445	(6)	**	%
All Directors and Officers as a group	317,677,446	(7)	27.8%

*	The address is c/o Elite Pharmaceuticals Inc., 165 Ludlow Avenue, Northvale, NJ 07647.

**	Less than 1%

(1)	Includes 219,349,250 shares of Common Stock held by Mr. Hakim and 2,223,147 shares of Common Stock held by Mr. Hakim’s spouse and 79,008,661 shares of Common Stock issuable upon cash exercise of the Series J Warrants with an exercise price of $0.1521 per share.

(2)	Includes 3,235,555 shares of Common Stock held by Dr. Dash

(3)	Includes 3,187,020 shares of Common Stock held by Mr. Whitnell

(4)	Includes 2,049,436 shares of Common Stock held by Mr. Caskey.

(5)	Includes 1,133,932 shares of Common Stock held by Mr. Plassche and shares of Common Stock issuable upon cash exercise of vested options to purchase 2,500,000 shares of Common Stock and excludes 5,000,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(6)	Includes 4,990,445 shares of Common Stock held by Mr. Ward and excludes 3,000,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(7)	Relates only to current directors and officers. Includes 236,168,785 shares of Common Stock held, 2,500,000 shares of Common Stock issuable upon cash exercise of vested options and 79,008,661 shares of Common Stock issuable upon cash exercise of warrants at an exercise price of $0.1521 per share of Common Stock, and excludes 8,000,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Related Person Transactions

In May 2020, Praxgen, under an asset purchase agreement, assigned its rights and obligations under the Praxgen Agreement for Amphetamine IR and Amphetamine ER to Mikah. The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah is now Elite’s partner with respect to Amphetamine IR and ER and has assumed all the rights and obligations for these products from Praxgen. Mikah was founded in 2009 by Nasrat Hakim.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm for the fiscal year ending March 31, 2024 is Forvis Mazars LLP (“Forvis Mazars”). The Company’s independent registered public accounting firm for the fiscal year ended March 31, 2023 was Buchbinder Tunick & Company LLP (“Buchbinder”).

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Forvis Mazars (or its predecessor), for the fiscal year ended March 31, 2024, and Buchbinder, for the fiscal year ended March 31, 2023 for the audits of our financial statements and interim reviews of our quarterly financial statements.

	Fiscal 2024	Fiscal 2023
Audit Fees - Buchbinder Tunick & Company LLP	$—	$120,000
Audit Fees - Mazars USA LLP	$245,440	$—
Audit Fees - Forvis Mazars, LLP	$60,000	$—
Audit-Related Fees	$—	$—
Tax Fees	$—	$—

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

(2) The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b) The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c) None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.
3.1(b)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.
3.1(c)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
3.1(d)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.
3.1(e)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.
3.1(f)	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 29, 2020 and filed with the SEC on June 29, 2020.
3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 23, 2020 and filed with the SEC on April 23, 2020.
4.1	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.
4.2	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.
4.3	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
4.4	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
4.5	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.
4.6	Description of Common Stock, incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K, filed with the SEC on June 29, 2020
10.1*	Elite Pharmaceuticals, Inc. Restated 2014 Equity Incentive Plan.
10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.
10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.
10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.
10.19	August 1, 2013 Secured Convertible Note from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.
10.20	August 1, 2013 Security Agreement from the Company to Mikah Pharma LLC., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated August 1, 2013 and filed with the SEC on August 5, 2013.
10.21	October 15, 2013 Hakim Credit Line Agreement, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.
10.22	October 2, 2013 Manufacturing and Licensing Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.17 to the Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 and filed with the SEC on April 25, 2014. Confidential Treatment granted with respect to portions of the Agreement.
10.23	February 7, 2014 Amendment to Secured Convertible Note from the Company to Mikah, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 7, 2014 and filed with the SEC on February 7, 2014.
10.24	Employment Agreement with Dr. G. Kenneth Smith, dated October 20, 2014, incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 and filed with the SEC on November 14, 2014.
10.25	January 28, 2015 First Amendment to the Loan Agreement between Nasrat Hakim and Elite Pharmaceuticals dated October 15, 2013, incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.
10.26	January 28, 2015 Termination of Development and License Agreement for Mikah-001 between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC and Transfer of Payment, incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q for the period ended December 31, 2014 and filed with the SEC on February 17, 2015.
10.27	June 4, 2015 License Agreement with Epic Pharma LLC, incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and filed with the SEC on July 11, 2016. (Confidential Treatment granted with respect to portions of the Agreement).
10.28	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.
10.29	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).
10.30	Purchase Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.
10.31	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.
10.32	April 28, 2017 Exchange Agreement between the Company and Nasrat Hakim, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28. 2017.
10.33	May 2017 Trimipramine Acquisition Agreement from Mikah Pharma, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.
10.34	May 2017 Secured Promissory Note from the Company to Mikah Pharma, incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.
10.35	May 2017 Security Agreement between the Company to Mikah Pharma, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.
10.36	May 2017 Assignment of Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.
10.37	May 2017 Assignment of Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017.

10.38	Supply and Distribution Agreement between Dr. Reddy’s Laboratories and Mikah Pharma, incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.39	Manufacturing and Supply Agreement between Epic and Mikah Pharma, incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K, for the period ended March 31, 2017 and filed with the SEC on June 14, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.40	Master Development and License Agreement For Products Between Elite Pharmaceuticals, Inc. And SunGen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.41	First Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.42	Second Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions of the Agreement).
10.43	May 22, 2018 License, Manufacturing and Supply Agreement with Glenmark Pharmaceuticals Inc. USA, incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and filed with the SEC on June 14, 2018. (Confidential treatment granted with respect to portions of the Agreement).
10.44	August 1, 2018 Amendment to the Glenmark Pharmaceuticals Inc. USA License, Supply and Distribution Agreement, incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.45	Development Agreement effective December 3, 2018 by and between Mikah Pharma LLC and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.46	Asset Purchase Agreement dated November 13, 2019 by and between the Company and Nostrum Laboratories Inc., incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020.
10.47	January 2, 2020 Amendment to the Glenmark Pharmaceuticals Inc. USA License, Supply and Distribution Agreement, incorporated by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.48	Asset Purchase Agreement executed January 16, 2020 by and between the Company and Nostrum Laboratories Inc., incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q, for the period ended December 31, 2019 and filed with the SEC on February 10, 2020.
10.49	Employment Agreement with Douglas Plassche, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, filed with the SEC on June 14, 2021.

10.50	Master Development and License Agreement for Products Between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC, effective as of June 10, 2021.(Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10), incorporated by reference to the 10-Q for the period ended June 30, 2021 and filed with the SEC on August 16, 2021.
10.51	License and Distribution Agreement by and between Elite Pharmaceuticals, Inc. and Dexcel Ltd. (Or Akiva, Israel), dated December 6, 2021, incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K for the period ended March 31, 2022, filed with the SEC on June 29, 2022.
10.52	February 18, 2022 Retention Agreement with Douglas Plassche, incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K for the period ended March 31, 2022, filed with the SEC on June 29, 2022.
10.53	Agreement for Sale and Purchase of Real Estate, dated April 8, 2022, by and between Clyde Wesp and Margaret Wesp as trustees of the Wesp Family Joint Living Trust UTD November 19, 2015 and the Company, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ended June 30, 2022 and filed with the SEC on August 15, 2022.
10.54	Loan and Security Agreement, dated April 1, 2022, by and among East West Bank, Elite Pharmaceuticals, Inc. and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ended June 30, 2022 and filed with the SEC on August 15, 2022.
10.55	Employment Agreement, dated September 5, 2022, between Elite Pharmaceuticals, Inc. and Kirko Kirkov, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2022.
10.56	Employment Agreement, dated April 27, 2023, between Elite Pharmaceuticals, Inc. and Mark Pellegrino, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2023
10.57	Employment Agreement, dated September 5, 2023, between Elite Pharmaceuticals, Inc. and Carter Ward, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2023.
10.58	Elite Pharmaceuticals, Inc. 2024 Equity Incentive Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed with the SEC on March 28, 2024.
10.59*	Asset Purchase Agreement, dated June 17, 2024, by and between the Company and Nostrum Laboratories Inc.
16	Buchbinder Letter Dated July 17, 2023, incorporated by reference to Exhibit 16 to the Current Report on Form 8-K filed with the SEC on July 17, 2023.
21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K, for the period ended March 31, 2019 and filed with the SEC on June 21, 2019.
23.1*	Consent of Forvis Mazars LLP, Independent Registered Public Accounting Firm*
23.2*	Consent of Buchbinder Tunick & Company LLP, Independent Registered Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

7/01/2024	By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer, President and Chairman of the
Board of Directors
(Principal Executive Officer)

7/01/2024	By:	/s/ Carter Ward
Carter Ward
Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nasrat Hakim	Chief Executive Officer, President and Chairman of the Board of Directors	July 1, 2024
Nasrat Hakim	(Principal Executive Officer)

/s/ Carter Ward	Chief Financial Officer	July 1, 2024
Carter Ward	(Principal Accounting and Financial Officer)

/s/ Barry Dash	Director	July 1, 2024
Barry Dash

/s/ Jeffrey Whitnell	Director	July 1, 2024
Jeffrey Whitnell

/s/ Davis Caskey	Director	July 1, 2024
Davis Caskey

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Elite Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Elite Pharmaceuticals, Inc. (the “Company”) as of March 31, 2024, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Chargeback Liabilities

As described in Note 1 to the financial statements, The Company generates revenue from manufacturing and licensing fees and sales of generic pharmaceuticals bearing the Elite label to pharmaceutical distributors for pharmacies and institutions. Manufacturing fees include the development of pain management products, manufacturing of a line of generic pharmaceutical products with approved Abbreviated New Drug Applications (“ANDA”), through the manufacture of formulations and the development of new products. Revenues earned from the sale of Elite label products are recorded at their net realizable value which consists of gross amounts invoiced reduced by contractual reductions, including, without limitation, chargebacks, discounts and program rebates, as applicable.

The Company has revenue agreements with certain independent pharmaceutical wholesalers to sell and distribute their product. The Company provides for chargebacks to wholesalers for sales to various end-customers to include, but not limited to, hospitals, group purchasing organizations, and pharmacies. Chargebacks represent the difference between the price the wholesaler pays and the price that the end-customer pays for a product. The company’s estimate for chargebacks is developed based upon management’s assumption of anticipated product returns, other rebates, as well as historical information.

We identified the chargeback liability as a critical audit matter. Our principal considerations for this determination is the level of subjectivity of certain assumptions required to estimate these amounts. In particular, the accrual for chargebacks includes estimates for outstanding claims that have occurred but for which the related claim has not yet been paid and for future claims that will be made when the wholesaler inventory is sold to the end-customer. This required a higher degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the management’s process for developing the chargeback liability, including management methods and assumptions used in the calculation;
●	Tested a sample of chargeback liabilities by obtaining and inspecting source documents, including invoices and invoice credits related to the chargebacks, and customer arrangements or promotional practices, where applicable;
●	Using company-generated and third-party reports, developed an independent expectation on claims that are outstanding and future claims as of the balance sheet date, and determined an expected period after the balance sheet date which such future claims would be realized;
●	Assessed the relevance and reliability of the data from external sources utilized in determination of the independent expectation for chargeback liability estimate;
●	Tested the completeness and accuracy of reports obtained from management;
●	Performed a retrospective review of the chargeback liability and comparing the results to management’s reserves.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2024.

Iselin, NJ

July 1, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Elite Pharmaceuticals, Inc., and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Elite Pharmaceuticals, Inc. and Subsidiary (the “Company”) as of March 31, 2023 , and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2023 and the results of its operations and its cash flows for the year ended March 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Intangible Assets — Refer to Note 1 to the consolidated financial statements

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company has capitalized costs of $6,052,189 for ANDAs and $289,039 for patents. The Company evaluates its intangible assets for impairment annually during the fourth quarter in accordance with ASC Topic 350, Intangibles, Goodwill and Other, and whenever events or circumstances change that indicate impairment may have occurred.

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

Little Falls, New Jersey 07424

July 1, 2024

PCAOB ID: 6189

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	March 31, 2024	March 31, 2023
ASSETS
Current assets:
Cash	$7,106,262	$7,832,247
Accounts receivable, net of allowance for expected credit losses of $236,275 and $0 respectively	19,453,301	3,094,549
Inventory	12,930,464	9,550,716
Prepaid expenses and other current assets	524,162	1,032,785
Total current assets	40,014,189	21,510,297

Property and equipment, net of accumulated depreciation of $15,906,853 and $14,586,335 respectively	10,175,293	10,426,158
Intangible assets	6,341,228	6,341,228
Finance lease - right-of-use asset	2,079,658	—
Operating lease - right-of-use asset	2,355,201	13,062
Deferred income tax asset	22,160,895	2,171,821
Other assets:
Restricted cash - debt service for NJEDA bonds	432,832	412,434
Security deposits	94,240	21,018
Total other assets	527,072	433,452
Total assets	$83,653,536	$40,896,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,714,306	$2,446,810
Accrued expenses	5,301,747	5,047,726
Deferred revenue, current portion	13,333	13,333
Bonds payable, current portion, net of bond issuance costs	115,822	110,822
Loans payable, current portion	180,399	200,032
Related party loans payable (Note 7)	4,000,000	—
Lease obligation - finance lease, current portion	312,739	—
Lease obligation - operating lease, current portion	411,418	14,914
Total current liabilities	13,049,764	7,833,637

Long-term liabilities:
Deferred revenue, net of current portion	5,556	18,890
Bonds payable, net of current portion and bond issuance costs	913,203	1,029,018
Loans payable, net of current portion and loan costs	2,366,487	2,532,502
Lease obligation - finance lease, net of current portion	1,480,317	—
Lease obligation - operating lease, net of current portion	1,957,383	—
Derivative financial instruments - warrants	6,298,008	521,711
Total long-term liabilities	13,020,954	4,102,121
Total liabilities	26,070,718	11,935,758

Shareholders’ equity:
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,068,373,108 and 1,014,015,081 shares issued as of March 31, 2024 and March 31, 2023, respectively; 1,068,273,108 and 1,013,915,081 shares outstanding as of March 31, 2024 and March 31, 2023, respectively	1,068,377	1,014,019
Additional paid-in capital	173,210,549	164,750,980
Treasury stock; 100,000 shares as of March 31, 2024 and March 31, 2023, respectively, at cost	(306,841)	(306,841)
Accumulated deficit	(116,389,267)	(136,497,898)
Total shareholders’ equity	57,582,818	28,960,260
Total liabilities and shareholders’ equity	$83,653,536	$40,896,018

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the Years Ended March 31,
	2024	2023
Revenue:
Manufacturing fees	$54,120,731	$29,187,573
Licensing fees	2,504,397	4,967,541
Total revenue	56,625,128	34,155,114
Cost of manufacturing	30,268,025	17,561,093
Gross profit	26,357,103	16,594,021

Operating expenses:
Research and development	6,883,351	6,200,163
General and administrative	7,145,114	5,122,272
Impairment of intangible assets	—	292,807
Non-cash compensation through issuance of stock options	159,921	39,325
Depreciation and amortization	1,379,948	1,263,452
Total operating expenses	15,568,334	12,918,019

Income from operations	10,788,769	3,676,002

Other (expense) income:
Change in fair value of derivative financial instruments - warrants	(5,776,297)	415,126
Change in fair value of stock-based liabilities	(5,743,468)	—
Interest expense and amortization of debt issuance costs	(588,622)	(1,112,707)
Gain from settlement agreements	1,761,792	—
Gain on sale of ANDA	—	1,000,000
Interest income	20,918	7,453
Other (expense) income, net	(10,325,677)	309,872

Income before income taxes	463,092	3,985,874

Income tax benefit (expense)	19,645,539	(424,028)

Net income	$20,108,631	$3,561,846

Basic net income per share attributable to common shareholders	$0.02	$0.00
Diluted net income per share attributable to common shareholders	$0.02	$0.00

Basic weighted average Common Stock outstanding	1,015,443,363	1,012,911,346
Diluted weighted average Common Stock outstanding	1,023,225,623	1,012,911,346

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(AUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2022	—	$—	1,011,381,988	$1,011,385	$164,577,227	100,000	$(306,841)	$(140,059,744)	$25,222,027
Net income	—	—	—	—	—	—	—	3,561,846	3,561,846
Non-cash compensation through the issuance of employee stock options	—	—	—	—	39,325	—	—	—	39,325
Shares issued in payment of salaries	—	—	1,378,608	1,379	58,621	—	—	—	60,000
Shares issued in payment of consultants	—	—	1,254,485	1,255	75,807	—	—	—	77,062
Balance as of March 31, 2023	—	$—	1,014,015,081	$1,014,019	$164,750,980	100,000	$(306,841)	$(136,497,898)	$28,960,260
Net income	—	—	—	—	—	—	—	20,108,631	20,108,631
Non-cash compensation through the issuance of employee stock options	—	—	—	—	159,921	—	—	—	159,921
Shares issued in payment of salaries	—	—	51,177,339	51,177	7,843,843	—	—	—	7,895,020
Shares issued in payment of consultants	—	—	3,180,688	3,181	455,805	—	—	—	458,986
Balance as of March 31, 2024	—	$—	1,068,373,108	$1,068,377	$173,210,549	100,000	$(306,841)	$(116,389,267)	$57,582,818

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Years Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,108,631	$3,561,846
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,320,518	1,277,622
Provision for losses on accounts receivable	236,276	—
Amortization of operating leases - right-of-use assets	151,066	67,061
Impairment of intangible assets	—	292,807
Non-cash compensation accrued	8,354,006	540,000
Change in fair value of derivative financial instruments - warrants	5,776,297	(415,126)
Deferred income tax asset	(19,989,074)	—
Change in fair value of stock-based liabilities	(5,743,468)	—
Gain on settlement of Common Stock to consultant	(1,761,792)	—
Non-cash compensation through the issuance of employee stock options	159,921	39,325
Non-cash rent expense and lease accretion	—	803
Deferred revenue	(13,334)	(13,336)
Change in operating assets and liabilities:
Accounts receivable	(16,595,028)	(36,636)
Inventory	(3,379,748)	(2,809,546)
Prepaid expenses and other current assets	435,401	(435,116)
Accounts payable, accrued expenses and other current liabilities	7,780,962	1,336,566
Interest expense of finance lease liability	17,126	—
Lease obligations - operating leases	(139,318)	(67,566)
Net cash (used in) provided by operating activities	(3,281,558)	3,338,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(809,653)	(5,736,618)
Net cash used in investing activities	(809,653)	(5,736,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bond principal	(125,000)	(115,000)
Proceeds from related party loans payable	4,000,000	—
Payments of loans and mortgage payable	—	(12,240,111)
Proceeds from loans payable	—	14,438,985
Payments on principal on finance lease obligations	(350,171)	—
Amortization of finance leases - right-of-use assets	46,443	—
Loan payments	(185,648)	(381,675)
Net cash provided by financing activities	3,385,624	1,702,199

Net change in cash and restricted cash	(705,587)	(695,715)
Cash and restricted cash, beginning of period	8,244,681	8,940,396
Cash and restricted cash, end of period	$7,539,094	$8,244,681

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$119,412	$1,098,537
Cash paid for income taxes	$292,000	$424,028
Stock issued in satisfaction of accrued directors salaries and consultant fees	$8,354,006	$137,062
Recognition of right of use asset and lease liabilities entered into	$2,592,233	$—

Reconciliation of cash and restricted cash
Cash	$7,106,262	$7,832,247
Restricted cash - debt service for NJEDA bonds	432,832	412,434
Total cash and restricted cash shown in statement of cash flows	$7,539,094	$8,244,681

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

Basis of Presentation

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make certain estimates and assumptions affecting amounts reported in our consolidated financial statements. We have identified investment valuation, revenue recognition and the recognition of capital gains incentive fee expense as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies and estimates follows.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to, standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, the period of benefit for deferred commissions, valuation of intangible assets, the useful life of property and equipment and identifiable intangible assets, stock-based compensation expense and income taxes. Actual results could differ from those estimates.

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

The Company has determined that its reportable segments are products whose marketing approvals were secured via an Abbreviated New Drug Application (“ANDA”) and products whose marketing approvals were secured via a New Drug Application (“NDA”). ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. During fiscal year ended March 31, 2024 and 2023, the Company has paused further development of NDAs and has not engaged in business activities. Accordingly during March 31, 2024 and 2023, results the Company has only engaged in business activities in a single operating segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

(AUDITED)

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2024.

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

The Company provides for chargebacks to wholesalers for sales to various end-customers to include, but not limited to, hospitals, group purchasing organizations, and pharmacies. Chargebacks represent the difference between the price the wholesaler pays and the price that the end-customer pays for a product. The company’s estimate for chargebacks is developed based upon management’s assumption of anticipated product returns, other rebates, as well as historical information.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The Company recognizes revenue at a point in time for all performance obligations. During fiscal year ended March 31, 2024 and 2023, the Company has paused further development of NDAs and has not engaged in business activities. Accordingly during March 31, 2024 and 2023, results the Company has only engaged in business activities in a single operating segment. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Years Ended March 31,
	2024	2023
NDA:
Licensing fees	$—	$—
Total NDA revenue	—	—
ANDA:
Manufacturing fees	$54,120,731	$29,187,573
Licensing fees	2,504,397	4,967,541
Total ANDA revenue	56,625,128	34,155,114
Total revenue	$56,625,128	$34,155,114

Selected information on reportable segments and reconciliation of operating income by segment to income from operations before income taxes are disclosed within Note 15.

Cash

Cash consists of cash on deposit with banks and money market instruments. The Company places its cash with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Restricted Cash

As of March 31, 2024, and March 31, 2023, the Company had $432,832 and $412,434, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

Accounts Receivable and Allowance for Expected Credit Losses (ASU 2016-13)

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

With the exception of an estimated allowance of $236,276 recorded in applying the CECL methodology for current estimated credit losses for the year ended March 31, 2024, the Company has had no recordable write offs for bad debts or uncollectible invoiced amounts during the for the year ended March 31, 2024 or the prior twelve months ended March 31, 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

During the year ended March 31, 2023, the Company determined indicators of impairment occurred and recorded impairment expense of $292,807 on its ANDAs and patents. There were no such impairments recorded during the period ended March 31, 2024. The Company notes that none of its patents relate to any of the Company’s revenue producing activities.

The following table summarizes the Company’s intangible assets as of and for the periods ended March 31, 2024 and March 31, 2023:

	March 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Additions	Impairment losses	Accumulated Amortization	Net Book Value
Patent application costs	*	$289,039	$—	$—	$—	$289,039
ANDA acquisition costs	Indefinite	6,052,189	—	—	—	6,052,189
		$6,341,228	$—	$—	$—	$6,341,228

	March 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Additions	Impairment losses	Accumulated Amortization	Net Book Value
Patent application costs	*	$465,684	$—	$(176,645)	$—	$289,039
ANDA acquisition costs	Indefinite	6,168,351	—	(116,162)	—	6,052,189
		$6,634,035	$—	$(292,807)	$—	$6,341,228

*	Patent application costs were incurred in relation to the Company’s abuse deterrent opioid technology. Amortization of the patent costs will begin upon the issuance of marketing authorization by the FDA. Amortization will then be calculated on a straight-line basis through the expiry of the related patent(s).

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

On August 17, 2023, Elite filed a paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. Elite obtained agreement with Purdue to stay the litigation for six months. Elite’s launch of a generic Oxycontin will depend on the approval by the FDA and the outcome of various litigations involving Purdue or the expiry of the patents listed on the Orange Book. As of the date of filing of this Annual Report on Form 10-K, the results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2024, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2020 and forward, and State, 2019 and forward. The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as a component of income tax expense. The Company did not have any unrecognized tax positions for the years ended March 31, 2024 and 2023.

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

As the average market price of Common Stock for the years ended March 31, 2024 and 2023 did not exceed the exercise price of the warrants, the potential dilution from the warrants converting into 79,008,661 shares of Common Stock for all periods have been excluded from the number of shares used in calculating diluted net income per share as their inclusion would have been antidilutive.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Years Ended March 31,
	2024	2023
Numerator
Net income - basic	$20,108,631	$3,561,846
Effect of dilutive instrument on net income	—	(415,126)
Net income - diluted	$20,108,631	$3,146,720

Denominator
Weighted average shares of Common Stock outstanding - basic	1,015,443,363	1,012,911,346
Dilutive effect of stock options	7,782,260	—
Weighted average shares of Common Stock outstanding - diluted	1,023,225,623	1,012,911,346

Net income per share
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

As the average market price of Common Stock for the year ended March 31, 2024 did not exceed the exercise price of the stock options, the potential dilution from the stock options converting into 647,946 shares of Common Stock for the year ended March 31, 2024 have been excluded from the number of shares used in calculating diluted net income per share as their inclusion would have been antidilutive.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

Measured on a Recurring Basis

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Liabilities
Derivative financial instruments - warrants	$6,298,008	$—	$—	$6,298,008

March 31, 2023
Liabilities
Derivative financial instruments - warrants	$521,711	$—	$—	$521,711

See Note 11 for specific inputs used in determining fair value.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. Based upon current borrowing rates with similar maturities the carrying value of long-term debt, and related party loans payable approximates fair value.

Non-Financial Assets that are Measured at Fair Value on a Non-Recurring Basis

Non-financial assets such as intangible assets, and property and equipment are measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge during the year ended March 31, 2024. The Company recorded impairment of approximately $0.3 million on its ANDA and patent intangible assets during the year ended March 31, 2023.

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of shareholders’ equity.

Right-of-Use Asset and Lease Liability

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which modifies lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases and finance leases under previous accounting standards and disclosing key information about leasing arrangements.

A lessee should recognize the lease liability to make lease payments and the right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases and finance leases, a right-of-use asset and a lease liability are initially measured at the present value of the lease payments by discount rates. The Company’s lease discount rates are generally based on its incremental borrowing rate, as the discount rates implicit in the Company’s leases is readily determinable. Operating leases are included in operating lease right-of-use assets and lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment and lease liability in our consolidated balance sheets. Lease expense for operating expense payments is recognized on a straight-line basis over the lease term. Interest and amortization expenses are recognized for finance leases on a straight-line basis over the lease term.

For the leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

In December 2023, the FASB issued ASU 2023-09 (Topic 740), Improvements to income tax disclosures, which enhances the disclosure requirements for the income tax rate reconciliation, domestic and foreign income taxes paid, requiring disclosure of disaggregated income taxes paid by jurisdiction, unrecognized tax benefits, and modifies other income tax-related disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segments,” which aims to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. Topic 280 also requires other specified segment items and amounts to be disclosed under certain circumstances. The amendments in this ASU do not change or remove those disclosure requirements and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not expect that the requirements of ASU 2023 – 07 will have a material impact on our consolidated financial statements.

Management has evaluated recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

NOTE 2. INVENTORY

Inventory consisted of the following:

	March 31, 2024	March 31, 2023
Finished goods	$4,465,970	$2,352,330
Work-in-progress	1,804,426	1,791,311
Raw materials	6,660,068	5,407,075
Inventory	$12,930,464	$9,550,716

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2024	March 31, 2023
Land, building and improvements	$11,061,149	$10,768,181
Laboratory, manufacturing, warehouse and transportation equipment	14,090,978	13,364,512
Office equipment and software	373,601	395,563
Furniture and fixtures	556,418	484,237
Property and equipment, gross	26,082,146	25,012,493
Less: Accumulated depreciation	(15,906,853)	(14,586,335)
Property and equipment, net	$10,175,293	$10,426,158

Depreciation expense was $1,320,518 and $1,237,770 for the years ended March 31, 2024 and 2023, respectively.

NOTE 4. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2024	March 31, 2023
Co-development profit split	$3,684,587	$—
Income tax	485,327	414,989
Employee bonuses	206,225	—
Audit fees	125,000	125,000
Legal and professional expense	90,000	—
Director dues	22,500	70,000
Consultant contract fees	20,000	193,333
Salaries and fees payable in Common Stock	—	4,125,000
Other accrued expenses	668,108	119,404
Total accrued expenses	$5,301,747	$5,047,726

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

The following tables summarize the Company’s bonds payable liability:

	March 31, 2024	March 31, 2023
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,120,000	$1,245,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(130,000)	(125,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$990,000	$1,120,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(263,479)	(249,294)
Bond offering costs, net	$90,975	$105,160

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$130,000	$125,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$115,822	$110,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$990,000	$1,120,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(76,797)	(90,982)
Long term portion of bonds payable, net of bond offering costs	$913,203	$1,029,018

Amortization expense was $14,185 and $14,178 for the years ended March 31, 2024 and 2023, respectively. Interest payable was $6,067 and $6,744 as of March 31, 2024, and 2023, respectively. Interest expense was $76,185 and $6,744 for the years ended March 31, 2024 and 2023, respectively.

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
2025	$130,000
2026	140,000
2027	150,000
2028	160,000
2029	170,000
Thereafter	370,000
$1,120,000

NOTE 6. LOANS PAYABLE

On April 2, 2022, the Company and Elite Labs entered into a Loan and Security Agreement (the “EWB Loan Agreement”) with East West Bank (“EWB”). Pursuant to the EWB Loan Agreement, the Company and Elite Labs received one term loan for a principal amount of $12,000,000 (the “EWB Term Loan”) and a revolving line of credit up to $2,000,000 (the “EWB Revolver,” together with the “EWB Term Loan,” the “EWB Loans”). The EWB Term Loan bears interest at a rate of 9.73% (1.73% plus the prime rate (“Prime”)) and was repayable over five years, maturing on May 1, 2027. The EWB Revolver bears interest at a rate of (8.87% (0.87% plus Prime)) and matures on May 1, 2027. The total transaction costs associated with the EWB Term Loan incurred as of March 31, 2023, were $40,120, which are being amortized on a monthly basis over five years, beginning in April 2022. As of March 31, 2023, the principal and interest on the EWB Term Loan has been paid in full by the Company and the EWB Loan Agreement is terminated.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

On July 1, 2022, the EWB provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at the Wall Street Journal Prime Rate (“WSJP”) plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of March 31, 2024, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of the date of this filing, the Company was in compliance with each financial covenant.

In place of the EWB Term Loan, the Company has entered into a collateralized promissory note with individual lenders with rates comparable to the EWB Term Loan but with less restrictive covenants (a “Promissory Note”). As of June 2, 2023, a Promissory Note was placed with Nasrat Hakim, CEO and Chairman of the Board of Directors, for $3,000,000. Refer to Note 7 for information regarding The Promissory Note.

Loans payable consisted of the following:

	March 31, 2024	March 31, 2023
Mortgage loan payable 4.75% interest and maturing June 2032	$2,418,426	$2,472,923
Equipment and insurance financing loans payable, between 7.10% and 12.02% interest and maturing between July 2024 and October 2025	128,460	259,611
Less: Current portion of loans payable	(180,399)	(200,032)
Long-term portion of loans payable	$2,366,487	$2,532,502

The interest expense associated with the loans payable was $137,438 and $1,013,874 for the years ended March 31, 2024 and 2023, respectively.

Loan principal payments for the next five years are as follows:

Future principal balances
Years ending March 31,	Amount
2025	$180,399
2026	120,748
2027	92,773
2028	94,433
2029	1,960,089
2030 and thereafter	98,444
Total remaining principal balance	$2,546,886

NOTE 7. RELATED PARTY LOANS

The Company has entered into a collateralized promissory note with individual lenders with rates comparable to the EWB Term Loan but with fewer covenants (the “Hakim Promissory Note”). These covenants include filing timely tax returns and financial statements, and an agreement not to sell, lease, or transfer a substantial portion of the Company’s assets during the term of the Hakim Promissory Note. On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, CEO and Chairman of the Board of Directors, pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000. The Hakim Promissory Note has an interest rate of 9% for the first year and 10% for an optional second year and the proceeds were used for working capital and other business purposes. The original maturity date of the Hakim Promissory Note is June 2, 2024, with an optional second year extension. The second year extension was exercised pursuant to the terms of the Hakim Promissory Note. For the year ended March 31, 2024, interest expense on the Hakim Promissory Note totaled and $270,000, recorded on the Consolidated Balance Sheets in accrued expenses and on the Consolidated Statements of Operations in interest expense and amortization of debt issuance costs.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

On June 30, 2023, the Company entered into a collateralized promissory note with Davis Caskey (the “Caskey Promissory Note”). The Caskey Promissory Note has a principal balance of $1,000,000 and an interest rate of 9% for the first year and 10% for an optional second year. The Caskey Promissory Note is subject to the same covenants as are contained in the Hakim Promissory Note. The proceeds will be used for working capital and other business purposes. The original maturity date of the Caskey Promissory Note is June 30, 2024, with an optional second year extension. The second year extension was exercised pursuant to the terms of the Caskey Promissory Note. For the year ended March 31, 2024, interest expense on the Caskey Promissory Note totaled $90,000, recorded on the Consolidated Balance Sheets in accrued expenses and on the Consolidated Statements of Operations in interest expense and amortization of debt issuance costs.

NOTE 8. DEFERRED REVENUE

Deferred revenues in the aggregate amount of $18,889 as of March 31, 2024, were comprised of a current component of $13,333 and a long-term component of $5,556. Deferred revenues in the aggregate amount of $32,223 as of March 31, 2023, were comprised of a current component of $13,333 and a long-term component of $18,890. These amounts represent the unamortized balance of a $200,000 advance payment received for a TAGI Pharma licensing agreement with a fifteen-year term beginning in September 2010 and ending in August 2025. These advance payments were recorded as deferred revenue when received and are earned, on a straight-line basis over the life of the licenses. The current component is equal to the amount of revenue to be earned during the 12-month period immediately subsequent to the balance sheet date and the long-term component is equal to the amount of revenue to be earned thereafter.

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

On August 17, 2023, Elite filed a paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. Elite obtained agreement with Purdue to stay the litigation for six months. Elite’s launch of a generic Oxycontin will depend on the approval by the FDA and the outcome of various litigations involving Purdue or the expiry of the patents listed on the Orange Book. As of March 31, 2024, the results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

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

In October 2020, the Company entered into an operating lease for office space in Pompano Beach, Florida (the “Pompano Office Lease”). The Pompano Office Lease is for approximately 1,275 square feet of office space, with the Company taking occupancy on November 1, 2020. The Pompano Office Lease had a term of three years, ending on October 31, 2023. The Pompano Office Lease was extended for one additional year to October 31, 2024.

The Company entered into a lease agreement for a portion of a one-story warehouse, located at 144 Ludlow Avenue, Northvale, New Jersey (the “144 Ludlow Ave. lease”). The lease agreement began on January 22, 2024, and has a term of five years. The 144 Ludlow Ave. lease will expire on December 31, 2028.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

Finance Leases

In November 2023, the Company entered into a finance lease for equipment (the “Waters Equipment Lease”). The Waters Equipment Lease is related to lab equipment with an acquisition cost of $499,775, with the Company taking ownership of the asset on December 1, 2023. The Waters equipment lease has a term of five years, ending on November 29, 2028. The Company also has the option to purchase the asset at the end of the lease term for the amount of $1, which is probable to be exercised.

In February 2024, the Company entered into a finance lease for warehouse equipment (the “Warehouse Equipment Lease”). The Warehouse Equipment Lease is related to warehouse equipment with an acquisition cost of $37,500, with the Company taking ownership of the asset during February 2024. The Warehouse Equipment Lease has a term of two years, ending in February 2026. The Company also has the option to purchase the asset at the end of the lease term for the amount of $1, which is probable to be exercised.

In February 2024, the Company entered into a finance lease for equipment ( the “February 2024 Equipment Lease”). The February 2024 Equipment Lease is related to manufacturing equipment with an acquisition cost of $455,000, with the Company taking ownership of the asset during February 2024. The February 2024 Equipment Lease has a term of five years, ending in February 2029. The Company retains ownership of the equipment at lease termination.

In March 2024, the Company entered into three separate finance leases for manufacturing assets (the “March 2024 Equipment Leases”). The March 2024 Equipment Leases are related to manufacturing equipment and vault installed at the Company’s facility located at 144 Ludlow Avenue, Northvale NJ with an aggregate acquisition cost of $1.1 million. Each of the separate leases included in the March 2024 Equipment Leases have a term of five years, ending in March 2029. The Company retains ownership of all related assets at lease termination.

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

Lease assets and liabilities are classified as follows on the consolidated balance sheet:

		For the Years Ended March 31,
Lease	Classification	2024	2023
Assets
Finance	Finance lease – right-of-use asset	$2,079,658	$—
Operating	Operating lease – right-of-use asset	2,355,201	13,062
Total leased assets		$4,434,859	$13,062

Liabilities
Current
Finance	Lease obligation – finance lease	$312,739	$—
Operating	Lease obligation – operating lease	411,418	14,914

Long-term
Finance	Lease obligation – finance lease, net of current portion	1,480,317	—
Operating	Lease obligation – operating lease, net of current portion	1,957,383	—
Total lease liabilities		$4,161,857	$14,914

Rent expense is recorded on the straight-line basis. Rent expense under the 135 Ludlow Ave. terminated lease was $0 and $58,248 for the years ended March 31, 2024 and 2023, respectively. Rent expense under the Pompano Office Lease was $28,690 and $25,635 for the years ended March 31, 2024 and 2023, respectively. Rent expense under the 144 Ludlow lease was $151,515 and $0 for the years ended March 31, 2024 and 2023. Rent expense is recorded in general and administrative expense in the consolidated statements of operations.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the Pompano Office Lease and Waters Equipment Lease:

Years ending March 31,	Operating Lease Amount	Financing Lease Amount	Total
2025	$629,280	$463,734	$1,093,014
2026	623,565	468,391	1,091,956
2027	637,050	449,745	1,086,795
2028	650,871	449,745	1,100,616
2029	440,159	408,453	848,612
Thereafter	—	6,337	6,337
Less: interest	(612,118)	(453,355)	(1,065,473)
Present value of lease payments	$2,368,807	$1,793,050	$4,161,857

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

	For the Years Ended March 31,
Lease Term and Discount Rate	2024	2023
Remaining lease term (years)
Operating leases	4.7	0.6
Finance leases	4.8	—
Discount rate
Operating leases	10.0%	6.0%
Finance leases	9.5%	—

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

The Company has 79,008,661 total warrants to purchase shares of Common Stock outstanding with a weighted average exercise price of $0.1521 as of March 31, 2024 and March 31, 2023.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

The fair value of the Series J Warrants was calculated using a Black-Scholes model. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	March 31, 2024	March 31, 2023
Fair value of the Company’s Common Stock	$0.1543	$0.0290
Volatility	72.90%	74.37%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	3.1	4.1
Risk free rate	4.40%	3.55%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis were as follows:

Balance at March 31, 2022	$936,837
Change in fair value of derivative financial instruments - warrants	(415,126)
Balance at March 31, 2023	$521,711
Change in fair value of derivative financial instruments - warrants	5,776,297
Balance at March 31, 2024	$6,298,008

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

The Company did not issue any shares of its Common Stock pursuant to the 2020 LPC Purchase Agreement during the years ended March 31, 2024 and 2023. In addition, there were no shares issued to Lincoln Park as additional commitment shares, pursuant to the 2020 LPC Purchase Agreement. The 2020 LPC Purchase Agreement expired on August 1, 2023.

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

On March 29, 2024, the Company issued 957,541 shares of Common Stock in payment of consultant fees to be paid via the issuance of common stock, with such shares having an aggregate value on the date of original accrual of $33,998. The price of the Company’s Common Stock on March 29, 2024, was $0.1543 per share. The aggregate value of the shares on the date of their issuance was $147,749.

On March 29, 2024, the Company issued 49,534,368 shares of Common Stock in payment of salaries, with such shares having an aggregate value on the date of original accrual of $3,125,000. The price of the Company’s Common Stock on March 29, 2024, was $0.1543 per share. The aggregate value of the shares on the date of their issuance was $7,643,153.

As of March 31, 2024, there were 1,068,373,108 shares of Common Stock issued and 1,068,273,108 shares of Common Stock outstanding.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

As of March 31, 2023, there were 1,014,015,081 shares of Common Stock issued and 1,013,915,081 shares of Common Stock outstanding.

During the years ended March 31, 2024 and 2023, the Company issued 54,358,027 and 2,633,093 shares of Common Stock, respectively, with such issuances of Common Stock being summarized as follows:

	March 31,
	2024	2023
Common Stock issued as of March 31, 2023 and 2022, respectively	1,014,015,081	1,011,381,988

Common Stock issued in payment of Directors fees, salaries and consulting fees	54,358,027	2,633,093
Common Stock issued during the fiscal year	54,358,027	2,633,093

Common Stock issued as of March 31, 2024 and 2023, respectively	1,068,373,108	1,014,015,081

NOTE 13. STOCK-BASED COMPENSATION

Part of the compensation paid by the Company to its Directors and employees consists of the issuance of Common Stock or via the granting of options to purchase Common Stock.

Stock-based Director Compensation

The Company’s Director compensation policy, instituted in October 2009 and further revised in January 2016, includes provisions that prior to April 1, 2023, a portion of director’s fees are to be paid via the issuance of shares of the Company’s Common Stock, in lieu of cash, with the valuation of such shares being calculated on quarterly basis and equal to the average closing price of the Company’s Common Stock. Beginning on April 1, 2023, all Directors fees are paid in cash.

During the year ended March 31, 2024, the Company accrued director’s fees totaling $90,000, which was paid in cash payments totaling $67,500 during the fiscal year ended March 31, 2024 and a cash payment in April 2024 for the balance of $22,500.

Prior to the fiscal year ended March 31, 2024, the Directors had earned and were owed Directors fees accrued during the prior fiscal year, with such accrued Directors fees totaling 1,642,971 shares of Common Stock and cash amounts totaling $30,000. Both of these amounts were paid to the Directors during November 2023 via the issuance of a total of 1,642,971 shares of Common Stock to the Directors and cash payments totaling $30,000 being made to the Directors.

Balance of common stock owed at April 1, 2023	$60,000
Awarded shares	—
Change in fair value of stock-based liabilities	191,867
Issuance of common stock on November 22, 2023	(251,867)
Balance of common stock owed at March 31, 2024	$—

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

Balance of common stock owed at April 1, 2023	$4,278,333
Awarded shares	—
Change in fair value of stock-based liabilities	5,551,601
Common stock issued	(8,068,142)
Settlement of non-cash liability	(1,761,792)
Balance of common stock owed at March 31, 2024	$—

During the year ended March 31, 2024, the Company accrued no additional salaries owed to the Company’s President, Chief Executive Officer and certain other employees which will be paid via the issuance of shares of Common Stock. On March 29, 2024 the Company paid off its balance of accrued salaries to the president through the issuance of 49,534,368 shares of common stock.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

On November 6, 2023, the Company entered into a Settlement Agreement with a former executive who was terminated on February 7, 2022. The employment agreement with the former executive included annual compensation of $250,000 which was to be paid via the issuance of shares of Common Stock. At the date of the former executive’s termination an aggregate of 14,892,580 shares of Common Stock (the “Deferred Shares”) were due to the former executive, with such number of shares representing an aggregate of $1,000,000 in compensation earned pursuant to the relevant employment agreement at an annual rate of $250,000. Pursuant to the Settlement Agreement, the former executive irrevocably elected to relinquish all rights and claims to the Deferred Shares. The Company is released of any obligation to issue the Deferred Shares and further acknowledges that no Deferred Shares will be issued to or received by the former employee. The price of the Company’s Common Stock on November 6, 2023 was $0.1183 per share and the value of the Deferred Shares on this date was $1,761,792. The Company recorded other income from gain on settlement agreement for this amount on the Consolidated Statements of Operations.

On December 29, 2023, the Company issued 2,223,147 shares of Common Stock in satisfaction of accrued consultant fees.

On March 29, 2024 the Company issued 957,541 shares of Common Stock in satisfaction of accrued consultant fees.

Options

Under its 2014 Equity Incentive Plan and its 2024 Equity Incentive Plan, the Company did grant and may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant.

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

The grant date fair value of option awards is determined using the Black Scholes option-pricing model. The following assumptions were used for the year ended March 31, 2024 and year ended March 31, 2023:

	March 31, 2024	March 31, 2023
Term (in years)	10	10
Exercise Price	$0.08-$0.16	$0.03-$0.04
Dividend Yield	—	—
Expected Volatility	80%-81%	79%-80%
Risk Free Rate	4.27%-4.69%	2.99%-4.01%

A summary of the activity of Company’s 2024 Equity Incentive plan and prior equity incentive plans for the year ended March 31, 2024 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2023	15,370,000	$0.07	7.4	$—
Granted	4,400,000	$0.09	—	$—
Expired and Forfeited	(4,040,000)	$0.07	—	$—
Outstanding at March 31, 2024	15,730,000	$0.05	8.8	$1,626,748
Exercisable at March 31, 2024	343,334	$0.18	4.3	$8,757

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of March 31, 2024 of $0.15 for those awards with strike prices lower than the quoted price of the Company’s Common Stock as of March 31, 2024. As of March 31, 2024, there was $437,921 in unrecognized stock based compensation expense that will be recognized over a weighted average 2.43 year period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

On November 11, 2023, options were granted to one employee pursuant to the 2014 Plan to purchase an aggregate of 300,000 shares of Common Stock. The options have an exercise price of $0.1578 per share, the fair market value of the Common Stock on the date of grant. The options granted will vest one third for each of the next three years upon the anniversary date of the grant and have a ten-year expiration date.

The weighted-average grant-date fair value of stock options granted during the year ended March 31, 2024 under the 2014 Plan was $0.0927.

NOTE 14. CONCENTRATIONS AND CREDIT RISK

Revenues

Three customers accounted for approximately 67% of the Company’s revenues for the year ended March 31, 2024. These three customers accounted for approximately 32%, 27%, and 8% of revenues each, respectively.

Two customers accounted for approximately 96% of the Company’s revenues for the year ended March 31, 2023. These two customers accounted for approximately 85% and 11% of revenue each, respectively.

Accounts Receivable

Two customers accounted for approximately 80% of the Company’s accounts receivable as of March 31, 2024. These two customers accounted for approximately 49% and 31% of accounts receivable each, respectively.

One customer accounted for approximately 96% of the Company’s accounts receivable as of March 31, 2023.

Purchasing

Two suppliers accounted for approximately 62% of the Company’s purchases of raw materials for the year ended March 31, 2024. These two customers accounted for approximately 49%, and 13%, of purchasing each, respectively.

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

The Company has historically determined that its reportable segments are ANDAs for generic products and NDAs for branded products. The Company identified its reporting segments based on the marketing authorization relating to each and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the reporting segments. During fiscal year ended March 31, 2024 and 2023, the Company has paused further development of NDAs and has not engaged in business activities. Accordingly during March 31, 2024 and 2023, results the Company has only engaged in business activities in a single operating segment.

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

The following represents selected information for the Company’s reportable segments:

	For the Years Ended March 31,
	2024	2023
Operating Income by Segment
ANDA	$19,473,752	$10,393,857
Operating income by Segment	$19,473,752	$10,393,857

The Company notes that there was no revenue related to the NDA segment for the years ended March 31, 2024 and 2023.

The table below reconciles the Company’s operating income by segment to income before income taxes as reported in the Company’s consolidated statements of operations:

	For the Years Ended March 31,
	2024	2023
Operating income by segment	$19,473,752	$10,393,857
Corporate unallocated costs	(7,145,114)	(3,581,468)
Interest income	20,918	7,453
Interest expense and amortization of debt issuance costs	(588,622)	(1,112,707)
Impairment of intangible assets	—	(292,807)
Depreciation and amortization expense	(1,379,948)	(1,263,452)
Significant non-cash items	1,601,871	(580,128)
Change in fair value of derivative instruments	(5,776,297)	415,126
Change in fair value of stock-based liabilities	(5,743,468)	—
Income before income taxes	$463,092	$3,985,874

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

As of March 31, 2024, the Company owes an aggregate of $3,389,949 to Mikah in accordance with the agreements, with such amount being recorded as an accrued expense on the consolidated balance sheets.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

NOTE 17. INCOME TAXES

The income before income taxes for the year ended March 31, 2024 and 2023 were $0.5 million and $4.0 million, respectively.

Components of the provision for income taxes were (amounts in thousands):

For the Year Ended March 31 (in thousands)	2024	2023
Current provision (benefit):
Federal	$—	$—
State and local	343	424
Total current provision	343	424

Deferred provision (benefit):
Federal	(19,708)	—
State and local	(281)	—
Total deferred provision (benefit)	(19,989)	—

Provision for income taxes	$(19,646)	$424

Reconciliation of the federal statutory rate to the Company’s effective tax rate were:

For the Year Ended March 31 (in thousands)	2024	2023
Federal income tax rate	$99	$837
State and local taxes, net of federal benefit	(10)	424
Non-deductible change in fair value of derivative financial instruments	1,213	—
Non-deductible change in fair value of stock-based liabilities	949	—
Other permanent items	11	—
Prior year deferred true-up	(1,659)
Tax credits	(240)	—
Change in valuation allowance	(20,010)	(837)
Effective tax rate	$(19,646)	$424

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

The major components of deferred tax assets and liabilities as of March 31, 2024 and 2023 are as follows (amounts in thousands of dollars):

As of March 31 (in thousands)	2024	2023
Deferred tax assets:
Lease Liability	$1,034	$—
Fixed Assets	137	—
Sec. 174 R&E Capitalization	2,298	—
Allowance for Expected Credit Losses	59	—
Net Operating Loss	15,533	17,613
R&D Credit	5,232	4,993
Deferred tax assets	24,293	22,606
Valuation Allowance	—	(20,434)
Net deferred tax asset	24,293	2,172

Deferred tax liabilities:
Right of Use Asset	(1,102)	—
Intangible Assets	(1,030)	—
Deferred tax liabilities	(2,132)	—

Net deferred tax asset	$22,161	$2,172

The Company’s income tax benefit was $19.6 million and $0.4 million for the year ended March 31, 2024 and March 31, 2023, respectively. During the year ended March 31, 2024, the Company recorded a tax benefit of $21.9 million related to the Company’s release of the valuation allowance against deferred tax assets related to U.S. federal net operating losses carryforwards and research and development tax credits, which are expected to be realized based on demonstrated current profitability and its expectations of forecasted income.

As of March 31, 2024, the Company has a federal net operating loss carry forward of $74.0 million, of which, $51.6 million are subject to expire at various dates between 2028 and 2037 and $22.4 million can be carried forward indefinitely with limitation of 80% of taxable income. The Company was able to release the entirety of its valuation allowance on its net deferred tax asset as it determined future taxable profits will offset all future tax attributes. During 2024, the Company recorded a tax benefit of $21.9 million as a result of this change in judgment. As of March 31, 2024, the Company’s federal and state income taxes due were zero and less than $0.5 million, respectively.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as a component of income tax expense. There were no amounts accrued for interest or penalties for the year ended March 31, 2024. Management does not expect any material changes in its unrecognized tax benefits in the next year.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

There are currently no federal or state income tax examinations underway. The Company’s federal tax returns are open to examination from 2020 and its state tax returns are open to examination from 2019.

NOTE 18. SUBSEQUENT EVENTS

Approval for generic Methotrexate

On May 10, 2024, the Company received approval from the FDA for an ANDA for generic Methotrexate Sodium 2.5 mg tablets. Methotrexate belongs to a class of drugs known as antimetabolites and will be sold under the Elite Laboratories, Inc. label.

Asset Purchase Agreement with Nostrum Laboratories

On June 17, 2024, the Company and Nostrum Laboratories Inc. (“Nostrum”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Nostrum was obligated to (i) sell to the Company all of its rights in and to the approved abbreviated new drug applications (ANDAs) for generic Norco® (Hydrocodone Bitartrate and Acetaminophen tablets, USP CII), generic Percocet® (Oxycodone Hydrochloride and Acetaminophen, USP CII), and generic Dolophine® (Methadone Hydrochloride tablets), each a “Product”, and (ii) grant to the Company a royalty-free, non-exclusive perpetual license to use the manufacturing technology, proprietary information, processes, techniques, protocols, methods, know-how, and improvements necessary or used to manufacture each Product in accordance with the applicable ANDA, in exchange for $900,000 in cash (the “Transaction”). The Asset Purchase Agreement includes customary representations and warranties and various customary covenants. The closing of the Transaction occurred on June 21, 2024.

