Form 10-Q
period 2024-06-30
ELITE PHARMACEUTICALS INC /NV/
filed 2024-08-14
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 12, 2024:

Common Stock - 1,068,273,108 shares

ii

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash	$8,407,152	$7,106,262
Accounts receivable, net of allowance for expected credit losses of approximately $233,000 and $236,000 respectively	20,486,401	19,453,301
Inventory	13,831,318	12,930,464
Prepaid expenses and other current assets	435,669	524,162
Total current assets	43,160,540	40,014,189

Property and equipment, net of accumulated depreciation of $16,197,891 and $15,906,853 respectively	10,570,868	10,175,293
Intangible assets	7,241,228	6,341,228
Finance lease - right-of-use asset	1,976,049	2,079,658
Operating lease - right-of-use asset	2,222,172	2,355,201
Deferred income tax asset	22,142,686	22,160,895
Other assets:
Restricted cash - debt service for NJEDA bonds	438,222	432,832
Security deposits	94,240	94,240
Total other assets	532,462	527,072
Total assets	$87,846,005	$83,653,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,607,032	$2,714,306
Accrued expenses	6,228,095	5,301,747
Deferred revenue, current portion	13,333	13,333
Bonds payable, current portion, net of bond issuance costs	115,822	115,822
Loans payable, current portion	313,786	180,399
Related party loans payable (Note 7)	4,000,000	4,000,000
Lease obligation - finance lease, current portion	319,803	312,739
Lease obligation - operating lease, current portion	416,764	411,418
Total current liabilities	14,014,635	13,049,764

Long-term liabilities:
Deferred revenue, net of current portion	2,222	5,556
Bonds payable, net of current portion and bond issuance costs	916,747	913,203
Loans payable, net of current portion and loan costs	2,327,980	2,366,487
Lease obligation - finance lease, net of current portion	1,401,924	1,480,317
Lease obligation - operating lease, net of current portion	1,850,656	1,957,383
Derivative financial instruments - warrants	9,080,921	6,298,008
Total long-term liabilities	15,580,450	13,020,954
Total liabilities	29,595,085	26,070,718

Shareholders’ equity:
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,068,373,108 and 1,068,373,108 shares issued as of June 30, 2024 and March 31, 2024, respectively; 1,068,273,108 and 1,068,273,108 shares outstanding as of June 30, 2024 and March 31, 2024, respectively	1,068,377	1,068,377
Additional paid-in capital	173,262,878	173,210,549
Treasury stock; 100,000 shares as of June 30, 2024 and March 31, 2024, respectively, at cost	(306,841)	(306,841)
Accumulated deficit	(115,773,494)	(116,389,267)
Total shareholders’ equity	58,250,920	57,582,818
Total liabilities and shareholders’ equity	$87,846,005	$83,653,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2024	2023
Revenue:
Manufacturing fees	$18,443,918	$7,909,237
Licensing fees	359,145	1,070,839
Total revenue	18,803,063	8,980,076
Cost of manufacturing	10,328,285	4,229,521
Gross profit	8,474,778	4,750,555

Operating expenses:
Research and development	2,163,527	1,143,545
General and administrative	1,969,154	1,661,704
Non-cash compensation through issuance of stock options	52,329	15,000
Depreciation and amortization	425,712	328,282
Total operating expenses	4,610,722	3,148,531

Income from operations	3,864,056	1,602,024

Other (expense) income:
Change in fair value of derivative financial instruments - warrants	(2,782,913)	(189,367)
Interest expense and amortization of debt issuance costs	(250,781)	(119,412)
Interest income	5,390	3,516
Other income	12,000	—
Other expense, net	(3,016,304)	(305,263)

Income before income taxes	847,752	1,296,761

Income tax expense	(231,979)	(154,952)

Net income	$615,773	$1,141,809

Basic net income per share attributable to common shareholders	$0.00	$0.00
Diluted net income per share attributable to common shareholders	$0.00	$0.00

Basic weighted average Common Stock outstanding	1,068,273,108	1,013,915,081
Diluted weighted average Common Stock outstanding	1,076,250,204	1,014,572,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2024	—	$—	1,068,373,108	$1,068,377	$173,210,549	100,000	$(306,841)	$(116,389,267)	$57,582,818

Net income	—	—	—	—	—	—	—	615,773	615,773

Non-cash compensation through the issuance of employee stock options	—	—	—	—	52,329	—	—	—	52,329

Balance at June 30, 2024	—	$—	1,068,373,108	$1,068,377	$173,262,878	100,000	$(306,841)	$(115,773,494)	$58,250,920

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2023	—	—	1,014,015,081	$1,014,019	$164,750,980	100,000	$(306,841)	$(136,497,898)	$28,960,260

Net income	—	—	—	—	—	—	—	1,141,809	1,141,809

Non-cash compensation through the issuance of employee stock options	—	—	—	—	15,000	—	—	—	15,000

Balance at June 30, 2023	—	$—	1,014,015,081	$1,014,019	$164,765,980	100,000	$(306,841)	$(135,356,089)	$30,117,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$615,773	$1,141,809
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	322,103	328,282
Provision for losses on accounts receivable	9,810	100,000
Amortization of operating leases - right-of-use assets	133,029	5,534
Amortization of finance leases - right-of-use assets	103,609	—
Amortization of debt discount - bonds offering costs	3,544	—
Change in fair value of derivative financial instruments - warrants	2,782,913	189,367
Deferred tax expense	18,209	—
Non-cash compensation through the issuance of employee stock options	52,329	15,000
Non-cash rent expense and lease accretion	—	192
Non-cash loss on asset disposal	45,599	—
Change in operating assets and liabilities:
Accounts receivable	(1,042,910)	(3,206,899)
Inventory	(900,854)	(1,617,715)
Prepaid expenses and other current assets	286,950	34,727
Accounts payable	(107,274)	(571,885)
Accrued expenses	926,348	881,435
Deferred revenue	(3,334)	(3,334)
Lease obligations - operating leases	(101,381)	(6,328)
Net cash provided by (used in) operating activities	3,144,463	(2,709,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(778,527)	—
Purchase of intangible assets	(900,000)	—
Proceeds from disposition of property and equipment	15,250	—
Net cash used in investing activities	(1,663,277)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans payable	—	4,000,000
Payments on principal on finance lease obligations	(71,329)	—
Loan payments	(103,577)	(42,777)
Net cash (used in) provided by financing activities	(174,906)	3,957,223

Net change in cash and restricted cash	1,306,280	1,247,408
Cash and restricted cash, beginning of period	7,539,094	8,244,681
Cash and restricted cash, end of period	$8,845,374	$9,492,089

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$222,970	$119,412
Cash paid for income taxes	$—	$127,522
Finance directors and officers insurance premium	$198,457	$—

Reconciliation of cash and restricted cash
Cash	$8,407,152	$9,076,659
Restricted cash - debt service for NJEDA bonds	438,222	415,430
Total cash and restricted cash shown in statement of cash flows	$8,845,374	$9,492,089

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on July 1, 2024. The interim results for the three months ended June 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2025 or for any future periods.

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

The Company has determined that its reportable segments are products whose marketing approvals were secured via an Abbreviated New Drug Application (“ANDA”) and products whose marketing approvals were secured via a New Drug Application (“NDA”). ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. The Company paused further development of NDAs and has not engaged in business activities. Accordingly, during the three months ended June 30, 2024 and 2023, the Company has only engaged in business activities in a single operating segment.

There are currently no intersegment revenues. Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements. Please see Note 13 for further details.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2024.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The Company recognizes revenue at a point in time for all performance obligations. During the three months ended June 30, 2024 and 2023, the Company had paused further development of NDAs and has not engaged in business activities in that segment. Accordingly, during the three months ended June 30, 2024 and 2023, the Company has only engaged in business activities in a single operating segment. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended June 30,
	2024	2023
ANDA:
Manufacturing fees	$18,443,918	$7,909,237
Licensing fees	359,145	1,070,839
Total ANDA revenue	$18,803,063	$8,980,076

Selected information on reportable segments and reconciliation of operating income by segment to income from operations before income taxes are disclosed within Note 13.

Restricted Cash

As of June 30, 2024, and March 31, 2024, the Company had $438,222 and $432,832, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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

There were no such impairments recorded during the three months ended June 30, 2024 and three months ended June 30, 2023. The Company notes that none of its patents relate to any of the Company’s revenue producing activities.

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

The following table summarizes the Company’s intangible assets as of and for the periods ended June 30, 2024 and March 31, 2024:

	June 30, 2024
	Estimated Useful Life	Gross Carrying Amount	Additions	Impairment losses	Accumulated Amortization	Net Book Value
Patent application costs	*	$289,039	$—	$—	$—	$289,039
ANDA acquisition costs	Indefinite	6,052,189	900,000	—	—	6,952,189
		$6,341,228	$900,000	$—	$—	$7,241,228

	March 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Additions	Impairment losses	Accumulated Amortization	Net Book Value
Patent application costs	*	$289,039	$—	$—	$—	$289,039
ANDA acquisition costs	Indefinite	6,052,189	—	—	—	6,052,189
		$6,341,228	$—	$—	$—	$6,341,228

*	Patent application costs were incurred in relation to the Company’s abuse deterrent opioid technology. Amortization of the patent costs will begin upon the issuance of marketing authorization by the FDA. Amortization will then be calculated on a straight-line basis through the expiry of the related patent(s).

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of June 30, 2024, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2020 and forward, and State, 2019 and forward. The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as a component of income tax expense. The Company did not have any unrecognized tax positions as of June 30, 2024 and March 31, 2024.

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

As the average market price of Common Stock for the three months ended June 30, 2024 and 2023 did not exceed the exercise price of the warrants, the potential dilution from the warrants converting into 79,008,661 shares of Common Stock for all periods have been excluded from the number of shares used in calculating diluted net income per share as their inclusion would have been antidilutive.

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended June 30,
	2024	2023
Numerator
Net income - basic	$615,773	$1,141,809
Effect of dilutive instrument on net income	—	—
Net income - diluted	$615,773	$1,141,809

Denominator
Weighted average shares of Common Stock outstanding - basic	1,068,273,108	1,013,915,081
Dilutive effect of stock options	7,977,096	657,740
Weighted average shares of Common Stock outstanding - diluted	1,076,250,204	1,014,572,821

Net income per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

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

Measured on a Recurring Basis

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2024	$6,298,008	$—	$—	$6,298,008
Change in fair value of derivative financial instruments - warrants	2,782,913	—	—	2,782,913
Balance as of June 30, 2024	$9,080,921	$—	$—	$9,080,921

		Fair Value Measurement
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2023	$521,711	$—	$—	$521,711
Change in fair value of derivative financial instruments - warrants	189,367	—	—	189,367
Balance as of June 30, 2023	$711,078	$—	$—	$711,078

See Note 10 for specific inputs used in determining fair value.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 (Topic 740), Improvements to income tax disclosures, which enhances the disclosure requirements for the income tax rate reconciliation, domestic and foreign income taxes paid, requiring disclosure of disaggregated income taxes paid by jurisdiction, unrecognized tax benefits, and modifies other income tax-related disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the effect of adopting this guidance on its condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segments,” which aims to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. Topic 280 also requires other specified segment items and amounts to be disclosed under certain circumstances. The amendments in this ASU do not change or remove those disclosure requirements and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect that the requirements of ASU 2023 – 07 will have a material impact on its condensed consolidated financial statements.

Management has evaluated recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s condensed consolidated financial statements and related disclosures.

NOTE 2. INVENTORY

Inventory consisted of the following:

	June 30, 2024	March 31, 2024
Finished goods	$4,264,775	$4,465,970
Work-in-progress	2,260,532	1,804,426
Raw materials	7,306,011	6,660,068
Inventory	$13,831,318	$12,930,464

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2024	March 31, 2024
Land, building and improvements	$11,612,950	$11,061,149
Laboratory, manufacturing, warehouse and transportation equipment	14,225,790	14,090,978
Office equipment and software	373,601	373,601
Furniture and fixtures	556,418	556,418
Property and equipment, gross	26,768,759	26,082,146
Less: Accumulated depreciation	(16,197,891)	(15,906,853)
Property and equipment, net	$10,570,868	$10,175,293

Depreciation and amortization expense was $322,103 and $328,282 for the three months ended June 30, 2024 and 2023, respectively.

NOTE 4. ACCRUED EXPENSES

As of June 30, 2024 and March 31, 2024, the Company’s accrued expenses consisted of the following:

	June 30, 2024	March 31, 2024
Co-development profit split	$4,435,536	$3,684,587
Income tax	699,097	485,327
Employee bonuses	370,869	206,225
Other accrued expenses	324,265	668,108
Legal and professional expense	165,000	90,000
Salaries and fees payable	160,828	—
Audit fees	50,000	125,000
Director dues	22,500	22,500
Consultant contract fees	—	20,000
Total accrued expenses	$6,228,095	$5,301,747

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

In relation to the Series A Notes, the Company is required to maintain a debt service reserve. The debt service reserve is classified as restricted cash on the accompanying condensed consolidated balance sheets. The NJEDA Bonds require the Company to make an annual principal payment on September 1st based on the amount specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal. The annual interest rate on the Series A Note is 6.5%. The NJEDA Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced bonds.

The following tables summarize the Company’s bonds payable liability:

	June 30, 2024	March 31, 2024
Gross bonds payable
NJEDA Bonds - Series A Notes	$1,120,000	$1,120,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(130,000)	(130,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$990,000	$990,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(267,023)	(263,479)
Bond offering costs, net	$87,431	$90,975

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$130,000	$130,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$115,822	$115,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$990,000	$990,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(73,253)	(76,797)
Long term portion of bonds payable, net of bond offering costs	$916,747	$913,203

Amortization expense was $3,544 and $3,548 for the three months ended June 30, 2024 and 2023, respectively. Interest payable was $24,267 and $6,067 as of June 30, 2024 and March 31, 2024, respectively. Interest expense was $18,200 and $20,232 for the three months ended June 30, 2024 and 2023, respectively.

Maturities of bonds for the next five years and thereafter are as follows:

Years ending March 31,	Amount
Remainder of 2025	$130,000
2026	140,000
2027	150,000
2028	160,000
2029	170,000
Thereafter	370,000
$1,120,000

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	June 30, 2024	March 31, 2024
Mortgage loan payable 4.75% interest and maturing June 2032	$2,397,969	$2,418,426
Equipment and insurance financing loans payable, between 5.99% and 12.02% interest and maturing between July 2024 and October 2025	243,797	128,460
Less: Current portion of loans payable	(313,786)	(180,399)
Long-term portion of loans payable	$2,327,980	$2,366,487

The interest expense associated with the loans payable was $34,883 and $77,238 for the three months ended June 30, 2024 and 2023, respectively.

Loan principal payments for the next five years and thereafter are as follows:

Future principal balances
Years ending March 31,	Amount
Remainder of 2025	$275,282
2026	120,749
2027	92,773
2028	94,433
2029	98,447
Thereafter	1,960,082
Total remaining principal balance	$2,641,766

NOTE 7. RELATED PARTY LOANS

The Company has entered into a collateralized promissory note with individual lenders with rates comparable to the EWB Term Loan but with fewer covenants (the “Hakim Promissory Note”). These covenants include filing timely tax returns and financial statements, and an agreement not to sell, lease, or transfer a substantial portion of the Company’s assets during the term of the Hakim Promissory Note. On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, CEO and Chairman of the Board of Directors, pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000. The Hakim Promissory Note has an interest rate of 9% for the first year and 10% for an optional second year and the proceeds were used for working capital and other business purposes. The original maturity date of the Hakim Promissory Note was June 2, 2024, with an optional second year extension. The second year extension was exercised pursuant to the terms of the Hakim Promissory Note. For the three months ended June 30, 2024, interest expense on the Hakim Promissory Note totaled $67,500, recorded on the Condensed Consolidated Balance Sheets in accrued expenses and on the Condensed Consolidated Statements of Operations in interest expense and amortization of debt issuance costs.

On June 30, 2023, the Company entered into a collateralized promissory note with Davis Caskey (the “Caskey Promissory Note”). The Caskey Promissory Note has a principal balance of $1,000,000 and an interest rate of 9% for the first year and 10% for an optional second year. The Caskey Promissory Note is subject to the same covenants as are contained in the Hakim Promissory Note. The proceeds will be used for working capital and other business purposes. The original maturity date of the Caskey Promissory Note was June 30, 2024, with an optional second year extension. The second year extension was exercised pursuant to the terms of the Caskey Promissory Note. For the three months ended June 30, 2024, interest expense on the Caskey Promissory Note totaled $22,500, recorded on the Condensed Consolidated Balance Sheets in accrued expenses and on the Condensed Consolidated Statements of Operations in interest expense and amortization of debt issuance costs.

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

On August 17, 2023, Elite filed a paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. Elite obtained agreement with Purdue to stay the litigation for six months. Elite’s launch of a generic Oxycontin will depend on the approval by the FDA and the outcome of various litigations involving Purdue or the expiry of the patents listed on the Orange Book. As of June 30, 2024, the results of such proceedings cannot be predicted with certainty and are neither probable nor estimable.

Operating Leases

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

In February 2024, the Company entered into a finance lease for equipment ( the “February 2024 Equipment Lease”). The February 2024 Equipment Lease is related to manufacturing equipment with an acquisition cost of $455,000, with the Company taking ownership of the asset during February 2024. The February 2024 Equipment Lease has a term of five years, ending in February 2029. The Company will retain ownership of the equipment at lease termination.

In March 2024, the Company entered into three separate finance leases for manufacturing assets (the “March 2024 Equipment Leases”). The March 2024 Equipment Leases are related to manufacturing equipment and vault installed at the Company’s facility located at 144 Ludlow Avenue, Northvale NJ with an aggregate acquisition cost of $1.1 million. Each of the separate leases included in the March 2024 Equipment Leases have a term of five years, ending in March 2029. The Company will retain ownership of all related assets at lease termination.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A lease is classified as a finance lease if any of the following criteria are met: (i) ownership of the underlying asset transfers to the Company by the end of the lease term; (ii) the lease contains an option to purchase the underlying asset that the Company is reasonably expected to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset; or (v) the underlying asset is of a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease that does not meet any of the criteria to be classified as a finance lease is classified as an operating lease. As the Company expects to exercise the option to purchase the asset at the end of the lease term, the Waters equipment lease was determined to be a finance lease. The finance lease is included on the condensed consolidated balance sheets as Finance lease - right-of-use asset and Lease obligation - finance lease. The finance lease costs are split between Depreciation and amortization expense related to the asset and Interest expense and amortization of debt issuance costs on the lease liability, using the effective rate charged by the lessor. The Company has elected to account for lease and non-lease components separately.

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet:

Lease	Classification	June 30, 2024	March 31, 2024
Assets
Finance	Finance lease – right-of-use asset	$1,976,049	$2,079,658
Operating	Operating lease – right-of-use asset	2,222,172	2,355,201
Total leased assets		$4,198,221	$4,434,859

Liabilities
Current
Finance	Lease obligation – finance lease	$319,803	$312,739
Operating	Lease obligation – operating lease	416,764	411,418

Long-term
Finance	Lease obligation – finance lease, net of current portion	1,401,924	1,480,317
Operating	Lease obligation – operating lease, net of current portion	1,850,656	1,957,383
Total lease liabilities		$3,989,147	$4,161,857

Rent expense is recorded on the straight-line basis. Rent expense under the Pompano Office Lease was $8,087 and $6,519 for the three months ended June 30, 2024 and 2023, respectively. Rent expense under the 144 Ludlow lease was $151,515 and $0 for the three months ended June 30, 2024 and 2023, respectively. Rent expense is recorded in general and administrative expense in the condensed consolidated statements of operations.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the Pompano Office Lease and Waters Equipment Lease:

Years ending March 31,	Operating Lease Amount	Financing Lease Amount	Total
Remainder of 2025	$469,677	$352,565	$822,242
2026	623,565	468,391	1,091,956
2027	637,050	449,745	1,086,795
2028	650,871	449,745	1,100,616
2029	440,159	408,453	848,612
Thereafter	—	6,340	6,340
Less: interest	(553,899)	(413,515)	(967,414)
Present value of lease payments	$2,267,423	$1,721,724	$3,989,147

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

	For the Three Months Ended June 30,
Lease Term and Discount Rate	2024	2023
Remaining lease term (years)
Operating leases	4.4	0.3
Finance leases	4.6	—
Discount rate
Operating leases	10.0%	6.0%
Finance leases	9.5%	—

NOTE 9. PREFERRED STOCK

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

The Company has 79,008,661 total warrants to purchase shares of Common Stock outstanding with a weighted average exercise price of $0.1521 as of June 30, 2024 and March 31, 2024.

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

The fair value of the Series J Warrants was calculated using a Black-Scholes model. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	June 30, 2024	March 31, 2024
Fair value of the Company’s Common Stock	$0.1990	$0.1543
Volatility	75.70%	72.90%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	2.8	3.1
Risk free rate	4.52%	4.40%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis were as follows:

Balance at March 31, 2023	$521,711
Change in fair value of derivative financial instruments - warrants	5,776,297
Balance at March 31, 2024	$6,298,008
Change in fair value of derivative financial instruments - warrants	2,782,913
Balance at June 30, 2024	$9,080,921

NOTE 11. STOCK-BASED COMPENSATION

Part of the compensation paid by the Company to employees consists of the granting of options to purchase Common Stock.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options

Under its 2014 Equity Incentive Plan and its 2024 Equity Incentive Plan, the Company did grant and may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. On July 1, 2024 the Company restated the 2014 Equity Incentive Plan to increase the shares reserved under the option plan by 12,730,000. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant.

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

The grant date fair value of option awards is determined using the Black Scholes option-pricing model. No options were issued for the three months ended June 30, 2024 and 2023.

A summary of the activity of Company’s 2024 Equity Incentive plan and prior equity incentive plans for the three months ended June 30, 2024 is as follows:

			Weighted
	Shares	Weighted	Average Remaining	Aggregate
	Underlying Options	Average Exercise Price	Contractual Term (in years)	Intrinsic Value
Outstanding at March 31, 2024	15,730,000	$0.05	8.8	$1,626,748
Granted	—	$—	—	$—
Expired and Forfeited	—	$—	—	$—
Outstanding at June 30, 2024	15,730,000	$0.05	8.5	$2,319,442
Exercisable at June 30, 2024	4,050,000	$0.04	7.9	$633,054

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of June 30, 2024 of $0.20 for those awards with strike prices lower than the quoted price of the Company’s Common Stock as of June 30, 2024. As of June 30, 2024, there was $385,592 in unrecognized stock based compensation expense that will be recognized over a weighted average 1.94 year period.

NOTE 12. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 68% of the Company’s revenues for the three months ended June 30, 2024. These two customers accounted for approximately 44% and 24% of revenues each, respectively.

Five customers accounted for approximately 76% of the Company’s revenues for the three months ended June 30, 2023. These five customers accounted for approximately 21%, 16%, 15%, 14%, and 10% of revenue each, respectively.

Accounts Receivable

Two customers accounted for approximately 74% of the Company’s accounts receivable as of June 30, 2024. These two customers accounted for approximately 50% and 24%of accounts receivable each, respectively.

Three customers accounted for approximately 56% of the Company’s accounts receivable as of June 30, 2023. These three customers accounted for approximately 22%, 21%, and 13% of accounts receivable each, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Purchasing

Two suppliers accounted for approximately 61% of the Company’s purchases of raw materials for the three months ended June 30, 2024. These two customers accounted for approximately 39% and 22% of purchasing each, respectively.

One supplier accounted for approximately 39% of the Company’s purchases of raw materials for the three months ended June 30, 2023.

NOTE 13. SEGMENT RESULTS

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

The Company has historically determined that its reportable segments are ANDAs for generic products and NDAs for branded products. The Company identified its reporting segments based on the marketing authorization relating to each and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the reporting segments. During fiscal years ended March 31, 2024 and 2023, the Company had paused further development of NDAs and has not engaged in business activities in that segment. Accordingly, during the three months ended June 30, 2024 and 2023, the Company has only engaged in business activities in a single operating segment.

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements.

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended June 30,
	2024	2023
Operating Income by Segment
ANDA	$6,311,251	$3,607,010
Operating income by Segment	$6,311,251	$3,607,010

The Company notes that there was no revenue related to the NDA segment for the three months ended June 30, 2024 and 2023.

The table below reconciles the Company’s operating income by segment to income before income taxes as reported in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended June 30,
	2024	2023
Operating income by segment	$6,311,251	$3,607,010
Corporate unallocated costs	(1,969,154)	(1,519,736)
Interest income	5,390	3,516
Interest expense and amortization of debt issuance costs	(250,781)	(119,412)
Depreciation and amortization expense	(425,712)	(328,282)
Significant non-cash items	(52,329)	(156,968)
Change in fair value of derivative instruments	(2,782,913)	(189,367)
Other income	12,000	—
Income before income taxes	$847,752	$1,296,761

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

As of June 30, 2024, the Company owes an aggregate of $4,435,536 to Mikah in accordance with the agreements, with such amount being recorded as an accrued expense on the condensed consolidated balance sheets.

NOTE 15. INCOME TAXES

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based on the effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company’s income tax expense was $231,979 and $154,975 for the three months ended June 30, 2024 and June 30, 2023, respectively. The Company recorded tax expense of approximately 27.4% and 11.9% of income before income tax expense, for each of the three-month period ended June 30, 2024 and 2023, respectively. The increase of the effective tax rate for the current period as compared to the prior period is primarily due to the release of the valuation allowance on the Company’s deferred tax assets as of March 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the Three Months Ended June 30, 2024 and 2023 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2024. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Recent Developments

On May 20, 2024, the Company reported that it received approval from the FDA for a generic version of Methotrexate Sodium 2.5mg tablets. Methotrexate Sodium belongs to a class of drugs known as antimetabolites and will be sold under the Elite Laboratories Inc. label. As of the date of filing of this Quarterly Report on Form 10-Q, this product had not yet been commercially launched.

On June 17, 2024, the Company entered into an asset purchase agreement with Nostrum Laboratories Inc. (the “Nostrum Asset Purchase Agreement”), pursuant to which the Company acquired all rights in and to the approved ANDAs as well as royalty free, non-exclusive perpetual licenses to use the manufacturing technology, proprietary information, processes, techniques, protocols, methods, know-how and improvements necessary to manufacture the following products:

●	Hydrocodone Bitartrate and Acetaminophen tablets
●	Oxycodone Hydrochloride and Acetaminophen tablets
●	Methodone Hydrochloride tablets

As of the date of filing of this Quarterly report on Form 10-Q, these products have not yet been commercially launched.

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

Oxycodone Hydrochloride and Acetaminophen Tablets

Pursuant to the Nostrum Asset Purchase Agreement, the Company acquired all rights in and to the approved ANDA to this product and a royalty-free, non-exclusive perpetual license to use the manufacturing technology, proprietary information, processes, techniques, protocols, methods, know-how and improvements necessary or used to manufacture this product.

Methadone Hydrochloride Tablets

Pursuant to the Nostrum Asset Purchase Agreement, the Company acquired all rights in and to the approved ANDA to this product and a royalty-free, non-exclusive perpetual license to use the manufacturing technology, proprietary information, processes, techniques, protocols, methods, know-how and improvements necessary or used to manufacture this product.

There can be no assurances in relation to any of the above approved products not yet commercialized, that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations.

Discontinued and Transferred Products

As part of standard operating practices, the Company, from time to time, as relevant, conducts evaluations of all ANDAs owned, consisting, without limitation, of ANDAs acquired or approved prior to the fiscal year ended March 31, 2024 (“Fiscal 2024”) and ANDAs acquired or approved during the quarterly period ending June 30, 2024. Such evaluations include, without limitation, costs and benefits relating to each ANDA owned, with such costs including those fees required under the FDA’s Generic Drug User Fee Amendment which is significantly influenced by the number of ANDAs owned, and other costs and benefits taking into consideration various specific market factors for each ANDA. Those ANDAs with a cost/benefit profile not consistent with management criteria for continuation are identified for disposition and effort is made to determine the optimal course of action to achieve disposition of the ANDA.

The Company did not transfer or discontinue any ANDAs during the quarterly period ending June 30, 2024 or Fiscal 2024.

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

Expected credit losses stemming from unbilled receivables expected to be billed between June 30, 2024 and June 30, 2028 include additional risk premiums estimated based on factors such as projected inflation, projected decreases in GDP, and projected unemployment.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of December 31, 2023, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2020 and forward, and State, 2019 and forward. The Company did not record unrecognized tax positions for the three months ended June 30, 2024.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 1. Summary of Significant Accounting Polices: Recently Issued Accounting Pronouncements” in Part II, Item 1 of this Form 10-Q.

Results of Operations:

The following set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Manufacturing fees	$18,443,918	$7,909,237	$10,534,681	133%
Licensing fees	359,145	1,070,839	(711,694)	(66)%
Total revenue	18,803,063	8,980,076	9,822,987	109%
Cost of manufacturing	10,328,285	4,229,521	6,098,764	144%
Gross profit	$8,474,778	$4,750,555	$3,724,223	78%

Gross profit - percentage	45%	53%

Total revenues for the three months ended June 30, 2024 increased by $9.8 million or 109%, to $18.8 million, as compared to $9.0 million, for the corresponding period of the prior year, primarily due to the Elite label products achieving greater sales fifteen months after their launch, as compared to the comparable period of the prior year being the period in which the Elite label was initially launched.

Manufacturing fees revenue increased by $10.5 million, or 133%, primarily due to the Elite label products achieving greater sales fifteen months after their launch, as compared to the comparable period of the prior year being the period in which the Elite label was initially launched.

Licensing fees revenue decreased by $0.7 million, or 66%. This decrease is primarily due to the Company’s transitioning away from licensing products to third parties to marketing of the Elite label, which does not result in license fee revenues.

Cost of revenue consists of manufacturing and assembly costs. Our cost of revenue increased by $6.1 million or 144%, to $10.3 million as compared to $4.2 million for the comparable period of the prior fiscal year. This increase was due to an increased volume of products sold during the three months ended June 30, 2024, as compared to the comparable period of the prior fiscal year, as noted above.

Our gross profit margin was 45% during the three months ended June 30, 2024 as compared to 53% for the corresponding period in the prior fiscal year. The decrease is due to a combination of increased overheads resulting from facility expansion necessary to support volumes in excess of current levels and lower product margins required to increase and maintain the level of sales.

Operating expenses:

	For the Three Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Operating expenses:
Research and development	$2,163,527	$1,143,545	$1,019,982	89%
General and administrative	1,969,154	1,661,704	307,450	19%
Non-cash compensation	52,329	15,000	37,329	249%
Depreciation and amortization	425,712	328,282	97,430	30%
Total operating expenses	$4,610,722	$3,148,531	$1,462,191	46%

Operating expenses consist of research and development costs, general and administrative costs, non-cash compensation and depreciation and amortization expenses. Operating expenses for the three months ended June 30, 2024 increased by $1.5 million, or 46%, to $4.6 million as compared to $3.1 million for the corresponding period in the prior fiscal year, largely due to an increase in research and development of $1.0 million and general and administrative expenses of $0.3 million.

Research and development costs during the three months ended June 30, 2024 were $2.2 million, an increase of $1.0 million, or 89%, from approximately $1.1 million of such costs for the prior year. The increase was a result of the number, timing and nature of product development activities during the three months ended June 30, 2024 as compared to the comparable period in the prior fiscal year.

General and administrative expenses for the three months ended June 30, 2024 were $2.0 million as compared to $1.7 million for the comparable period in the prior fiscal year, an increase of $0.3 million or approximately 19%, largely due to an increased human resource headcount and costs as compared to the corresponding period in the prior fiscal year as well as infrastructure costs related to Elite label commercial activities resulting from the commercial launch of the Elite label product line during the three months ended June 30, 2024.

Depreciation and amortization expenses from the three months ended June 30, 2024 were $0.4 million as compared to $0.3 million for the comparable period in the prior fiscal year, an increase of $0.1 million or approximately 30%. This increase is due to depreciation expense being recorded on an increased fixed asset base which resulted from additional investments in capital manufacturing facilities.

As a result of the foregoing, our income from operations during the three months ended June 30, 2024 was $3.9 million, compared to income from operations of $1.6 million for the comparable period in the prior fiscal year.

Other income (expense):

Other expense	For the Three Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Other expense:
Change in fair value of derivative financial instruments - warrants	$(2,782,913)	$(189,367)	$(2,593,546)	1370%
Interest expense and amortization of debt issuance costs	(250,781)	(119,412)	(131,369)	110%
Interest income	5,390	3,516	1,874	53%
Other income	12,000	—	12,000	—%
Other expense, net	$(3,016,304)	$(305,263)	$(2,711,041)	888%

Other expense, net for the three months ended June 30, 2024 was $3.0 million, an increase of $2.7 million for the corresponding period in the prior fiscal year. The increase was primarily due to a net increases in other expenses of $2.6 million relating to the change in fair value of warrant derivative instruments, $0.1 million relating to increased interest expense and amortization of debt issuance costs, less than $0.1 million relating to the loss on asset disposal, and less than $0.1 million relating to the increase in interest income, offset by increases in other income totaling less than $0.1 million. The change in the fair value of derivative instruments and stock-based liabilities is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of the Company’s derivative instruments and stock-based liabilities and decreases in the closing price of the Company’s Common Stock. The increase in interest expense associated with the loans payable is due in large part to increased right of use financing agreements related to ongoing facility expansion.

As a result of the foregoing, our net income before income taxes for the three months ended June 30, 2024 was $0.8 million, compared to net income before income taxes of $1.3 million for the comparable period in the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	June 30, 2024	March 31, 2024	Change
Current assets	$43,160,540	$40,014,189	$3,146,351
Current liabilities	$14,014,635	$13,049,764	$964,871
Working capital	$29,145,905	$26,964,425	$2,181,480

Our working capital (total current assets less total current liabilities) increased by $2.2 million from $27.0 million as of March 31, 2024 to $29.1 million as of June 30, 2024, with such increase being primarily related to the increase in finished goods inventory and accounts receivable, associated with increased customer orders during the three months ended June 30, 2024 exceeding the increase in total current liabilities over the same period.

Summary of Cash Flows:

	For the Three Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$3,144,463	$(2,709,815)
Net cash used in investing activities	$(1,663,277)	$—
Net cash (used in) provided by financing activities	$(174,906)	$3,957,223

Net cash provided by operating activities for the three months ended June 30, 2024 was $3.1 million, which included net income of $0.6 million, increased by depreciation and other non-cash expenses totaling $3.5 million and reduced by the change in operating assets and liabilities totaling $0.9 million.

Net cash used in investing activities for the three months ended June 30, 2024 was comprised of purchases of property and equipment of approximately $0.8 million and purchase of intangible assets of $0.9 million.

Net cash used in financing activities was $0.2 million for the three months ended June 30, 2024 payments of loan principal totaling $0.2 million.

Hakim Promissory Note

The Company has entered into a collateralized promissory note with individual lenders with rates comparable to the EWB Term Loan but with fewer restrictive covenants. These covenants include filing timely tax returns and financial statements, and an agreement not to sell, lease, or transfer a substantial portion of the Company’s assets during the term of the note. On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, CEO and Chairman of the Board of Directors, pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000 (the “Hakim Promissory Note”). The Hakim Promissory Note has an interest rate of 9% for the first year and 10% for an optional second year and the proceeds were used for working capital and other business purposes. The original maturity date of the Hakim Promissory Note was June 2, 2024, with an optional second year extension. The second year extension of the Hakim Promissory Note was agreed to by both parties, with the maturity date being extended to June 2, 2025.

Caskey Promissory Note

On June 30, 2023, the Company entered into a collateralized promissory note with Davis Caskey (the “Caskey Promissory Note”). The Caskey Promissory Note has a principal balance of $1,000,000 and an interest rate of 9% for the first year and 10% for an optional second year. The Caskey Promissory Note is subject to the same covenants as are contained in the Hakim Promissory Note. The proceeds were used for working capital and other business purposes. The original maturity date of the Caskey Promissory Note was June 30, 2024, with both parties agreeing to the optional second year extension, as provided in the Caskey Promissory Note. The Caskey Promissory Note has a current maturity date of June 30, 2025.

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

On July 1, 2022, EWB provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at WSJP plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of June 30, 2024, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of June 30, 2024, and through the date of filing of this quarterly report on Form 10-Q, the Company is not aware of the existence of any violations of financial covenants included in the EWB Mortgage Loan.

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

During the three months ended June 30, 2024 and 2023, the Company did not issue any shares of Common Stock to Lincoln Park.

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

Bond issue costs of $354,454 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $3,544 for the three months ended June 30, 2024.

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

As of the date of filing of this Quarterly Report on Form 10-Q, there are no interest or principal amounts in arrears. The Series B Notes were retired, at par in July 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, the Company has concluded that due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective as of June 30, 2024 at the reasonable assurance level.

● We were unable to formalize and implement revised controls, policies and procedure documentation to evidence a system of internal controls, including testing of such revised controls, that was consistent with available personnel and resources;

● We failed to maintain effective control activities over our control environment, risk assessment, information technology and monitoring components; and

● We had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel and resources.

Remediation efforts to address material weaknesses in internal controls over financial reporting

We intend to revise the existing control environment documentation, designing and implementing controls, policies and procedure documentation that is consistent with our current personnel, resources and capabilities, with significant focus on controls relating to financial oversight, management, analysis and reporting of operations emanating from the Company’s manufacturing, marketing and distribution of its Elite Laboratory label product line. Please note that these material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time, allowing management, through testing, to reach a conclusion on such controls design and operational effectiveness

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Litigation

On August 17, 2023, Elite filed a paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. Elite obtained agreement with Purdue to stay the litigation for six months. Elite’s launch of a generic Oxycontin will depend on approval by the FDA and the outcome of various litigation involving Purdue or the expiry of the patents listed on the Orange Book.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Elite Pharmaceuticals, Inc. Restated 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the form 10-K filed with the SEC on July 1, 2024.

10.2	Asset Purchase Agreement, dated June 17, 2024 by and between the Company and Nostrum Laboratories Inc., incorporated by reference to Exhibit 10.59 to the Form 10-K filed with the SEC on July 1, 2024.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

August 14, 2024	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 14, 2024	By:	/s/ Carter Ward
Carter Ward Chief Financial Officer (Principal Accounting and Financial Officer)

