Form 10-Q
period 2024-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2024-11-14
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 14, 2024:

Common Stock - 1,068,273,108 shares

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash	$9,554,963	$7,106,262
Accounts receivable, net of allowance for expected credit losses of $261,000 and $236,000 respectively	21,443,555	19,453,301
Inventory	14,164,945	12,930,464
Prepaid expenses and other current assets	130,386	524,162
Total current assets	45,293,849	40,014,189

Property and equipment, net of accumulated depreciation of $16,425,248 and $15,906,853 respectively	10,176,587	10,175,293
Intangible assets	7,241,228	6,341,228
Finance lease - right-of-use asset	2,010,440	2,079,658
Operating lease - right-of-use asset	2,089,024	2,355,201
Deferred income tax asset	20,843,504	22,160,895
Other assets:
Restricted cash - debt service for NJEDA bonds	444,124	432,832
Security deposits	99,240	94,240
Total other assets	543,364	527,072
Total assets	$88,197,996	$83,653,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,983,280	$2,714,306
Accrued expenses	5,703,464	5,301,747
Deferred revenue, current portion	12,222	13,333
Bonds payable, current portion, net of bond issuance costs	125,822	115,822
Loans payable, current portion	242,058	180,399
Related party loans payable (Note 7)	4,000,000	4,000,000
Lease obligation - finance lease, current portion	364,551	312,739
Lease obligation - operating lease, current portion	422,323	411,418
Total current liabilities	12,853,720	13,049,764

Long-term liabilities:
Deferred revenue, net of current portion	—	5,556
Bonds payable, net of current portion and bond issuance costs	780,292	913,203
Loans payable, net of current portion and loan costs	2,295,872	2,366,487
Lease obligation - finance lease, net of current portion	1,424,196	1,480,317
Lease obligation - operating lease, net of current portion	1,741,240	1,957,383
Derivative financial instruments - warrants	21,835,656	6,298,008
Total long-term liabilities	28,077,256	13,020,954
Total liabilities	40,930,976	26,070,718
Shareholders’ equity:
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,068,373,108 shares issued as of both September 30, 2024 and March 31, 2024; 1,068,273,108 shares outstanding as of both September 30, 2024 and March 31, 2024	1,068,377	1,068,377
Additional paid-in capital	173,315,207	173,210,549
Treasury stock; 100,000 shares as of both September 30, 2024 and March 31, 2024, at cost	(306,841)	(306,841)
Accumulated deficit	(126,809,723)	(116,389,267)
Total shareholders’ equity	47,267,020	57,582,818
Total liabilities and shareholders’ equity	$88,197,996	$83,653,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Manufacturing fees	$18,225,190	$13,507,870	$36,669,108	$21,417,107
Licensing fees	655,155	649,315	1,014,300	1,720,154
Total revenue	18,880,345	14,157,185	37,683,408	23,137,261
Cost of manufacturing	10,682,917	7,710,106	21,011,202	11,939,627
Gross profit	8,197,428	6,447,079	16,672,206	11,197,634

Operating expenses:
Research and development	1,966,094	2,618,349	4,129,621	3,761,894
General and administrative	2,273,744	1,533,208	4,242,898	3,194,912
Non-cash compensation through issuance of stock options	52,329	42,777	104,658	57,777
Depreciation and amortization	420,318	327,240	846,030	655,522
Total operating expenses	4,712,485	4,521,574	9,323,207	7,670,105

Income from operations	3,484,943	1,925,505	7,348,999	3,527,529

Other (expense) income:
Change in fair value of derivative financial instruments - warrants	(12,754,735)	(2,468,350)	(15,537,648)	(2,657,717)
Change in fair value of stock-based liabilities	—	(2,066,820)	—	(2,066,820)
Interest expense and amortization of debt issuance costs	(255,136)	(130,438)	(505,917)	(249,850)
Interest income	5,902	7,320	11,292	10,836
Other income	—	—	12,000	—
Other expense, net	(13,003,969)	(4,658,288)	(16,020,273)	(4,963,551)

Loss before income taxes	(9,519,026)	(2,732,783)	(8,671,274)	(1,436,022)

Income tax (expense) benefit	(1,517,203)	17,667,384	(1,749,182)	17,512,432

Net (loss) income attributable to common shareholders	$(11,036,229)	$14,934,601	$(10,420,456)	$16,076,410

Basic net (loss) income per share attributable to common shareholders	$(0.01)	$0.01	$(0.01)	$0.02

Diluted net (loss) income per share attributable to common shareholders	$(0.01)	$0.01	$(0.01)	$0.02

Basic weighted average Common Stock outstanding	1,068,273,108	1,013,915,081	1,068,273,108	1,013,915,081

Diluted weighted average Common Stock outstanding	1,068,273,108	1,019,316,919	1,068,273,108	1,016,944,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2024	—	$—	1,068,373,108	$1,068,377	$173,210,549	100,000	$(306,841)	$(116,389,267)	$57,582,818

Net income	—	—	—	—	—	—	—	615,773	615,773

Non-cash compensation through the issuance of employee stock options	—	—	—	—	52,329	—	—	—	52,329

Balance at June 30, 2024	—	$—	1,068,373,108	$1,068,377	$173,262,878	100,000	$(306,841)	$(115,773,494)	$58,250,920

Net loss	—	—	—	—	—	—	—	(11,036,229)	(11,036,229)

Non-cash compensation through the issuance of employee stock options	—	—	—	—	52,329	—	—	—	52,329

Balance at September 30, 2024	—	$—	1,068,373,108	$1,068,377	$173,315,207	100,000	$(306,841)	$(126,809,723)	$47,267,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2023	—	—	1,013,915,081	$1,014,019	$164,750,980	100,000	$(306,841)	$(136,497,898)	$28,960,260

Net income	—	—	—	—	—	—	—	1,141,809	1,141,809

Non-cash compensation through the issuance of employee stock options	—	—	—	—	15,000	—	—	—	15,000

Balance at June 30, 2023	—	$—	1,013,915,081	$1,014,019	$164,765,980	100,000	$(306,841)	$(135,356,089)	$30,117,069

Net income	—	—	—	—	—	—	—	14,934,601	14,934,601

Non-cash compensation through the issuance of employee stock options	—	—	—	—	42,777	—	—	—	42,777

Balance at September 30, 2023	—	$—	1,013,915,081	$1,014,019	$164,808,757	100,000	$(306,841)	$(120,421,488)	$45,094,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,420,456)	$16,076,410
Adjustments to reconcile net loss (income) to net cash provided by (used in) operating activities:
Depreciation and amortization	622,947	655,522
Provision for losses on accounts receivable	24,584	30,798
Amortization of operating leases - right-of-use assets	266,177	11,163
Amortization of finance leases - right-of-use assets	223,088	—
Amortization of debt discount - bonds offering costs	7,089
Loss on asset disposal	121,481	—
Change in fair value of derivative financial instruments - warrants	15,537,648	2,657,717
Change in fair value of stock-based liabilities	—	2,066,820
Deferred tax expense	1,317,391	(17,261,347)
Non-cash compensation through the issuance of employee stock options	104,658	57,777
Non-cash rent expense and lease accretion	—	655
Change in operating assets and liabilities:
Accounts receivable	(2,014,838)	(7,431,310)
Inventory	(1,234,481)	(5,673,668)
Prepaid expenses and other current assets	587,233	677,224
Accounts payable	(731,026)	1,162,183
Accrued expenses	401,717	4,043,722
Deferred revenue	(6,667)	(6,668)
Lease obligations - operating leases	(205,238)	(12,751)
Net cash provided by (used in) operating activities	4,601,307	(2,945,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(870,972)	—
Purchase of intangible assets	(900,000)	—
Proceeds from disposition of property and equipment	125,250	—
Net cash used in investing activities	(1,645,722)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bond principal	(130,000)	(125,000)
Proceeds from related party loans payable	—	4,000,000
Payments on principal on finance lease obligations	(158,179)	—
Loan payments	(207,413)	(97,275)
Net cash (used in) provided by financing activities	(495,592)	3,777,725

Net change in cash and restricted cash	2,459,993	831,972

Cash and restricted cash, beginning of period	7,539,094	8,244,681

Cash and restricted cash, end of period	$9,999,087	$9,076,653
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$367,135	$119,412
Cash paid for income taxes	$496,262	$127,522
Finance directors and officers insurance premium	$198,457	$—
Recognition of finance lease right of use asset and lease liabilities entered into	$153,870	$—

Reconciliation of cash and restricted cash
Cash	$9,554,963	$8,653,903
Restricted cash - debt service for NJEDA bonds	444,124	422,750
Total cash and restricted cash shown in statement of cash flows	$9,999,087	$9,076,653

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on July 1, 2024. The interim results for the six months ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2025 or for any future periods.

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

The Company has determined that its reportable segments are products whose marketing approvals were secured via an Abbreviated New Drug Application (“ANDA”) and products whose marketing approvals were secured via a New Drug Application (“NDA”). ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. The Company paused further development of NDAs and has not engaged in business activities. Accordingly, during the three and six months ended September 30, 2024 and 2023, the Company has only engaged in business activities in a single operating segment.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2024.

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

c) Sale of product under the Elite label

The Company began direct sales of products under the Company’s own label on April 1, 2023. License agreements will remain in place for select products. With this transition, however, a large portion of the manufacturing and license fees have been replaced with revenues from sales of Elite labeled pharmaceutical products to distributors for pharmacies and institutions.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The Company recognizes revenue at a point in time for all performance obligations. During the six months ended September 30, 2024 and 2023, the Company had paused further development of NDAs and has not engaged in business activities in that segment. Accordingly, during the six months ended September 30, 2024 and 2023, the Company has only engaged in business activities in a single operating segment. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
ANDA:
Manufacturing fees	$18,225,190	$13,507,870	$36,669,108	$21,417,107
Licensing fees	655,155	649,315	1,014,300	1,720,154
Total revenue	$18,880,345	$14,157,185	$37,683,408	$23,137,261

Selected information on reportable segments and reconciliation of operating income by segment to income from operations before income taxes are disclosed within Note 13.

Restricted Cash

As of September 30, 2024, and March 31, 2024, the Company had $444,124 and $432,832, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

Long-Lived Assets

The Company periodically evaluates the fair value of long-lived assets, which include property and equipment and intangibles, whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

There were no such impairments recorded during the six months ended September 30, 2024 and 2023. The Company notes that none of its patents relate to any of the Company’s revenue producing activities.

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

The following table summarizes the Company’s intangible assets as of September 30, 2024 and March 31, 2024:

	September 30, 2024
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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Due to temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments.Where applicable, the Company records a valuation allowance to reduce any deferred tax assets that it determines will not be realizable in the future.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of September 30, 2024, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2020 and forward. The Company did not record unrecognized tax positions for the six months ended September 30, 2024.

(Loss) Income Per Share Attributable to Common Shareholders’

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted (loss) income per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic (loss) income per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. The computation of diluted net (loss) income per share does not include the change in fair value of derivative instruments or the conversion of securities that would have an antidilutive effect.

As the Company was in a net loss position for the three and six months ended September 30, 2024, the potential dilution from the warrants converting into 79,008,661 shares of Common Stock and the stock options converting into 15,670,000 shares of Common Stock for these periods has been excluded from the number of shares used in calculating diluted net income per share as their inclusion would have been antidilutive.

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net (loss) income - basic	$(11,036,229)	$14,934,601	$(10,420,456)	$16,076,410
Effect of dilutive instrument on net income	—	—	—	—
Net (loss) income - diluted	$(11,036,229)	$14,934,601	$(10,420,456)	$16,076,410

Denominator
Weighted average shares of Common Stock outstanding - basic	1,068,273,108	1,013,915,081	1,068,273,108	1,013,915,081

Dilutive effect of stock options and convertible securities	—	5,401,838	—	3,029,789

Weighted average shares of Common Stock outstanding - diluted	1,068,273,108	1,019,316,919	1,068,273,108	1,016,944,870

Net (loss) income per share
Basic	$(0.01)	$0.01	$(0.01)	$0.02
Diluted	$(0.01)	$0.01	$(0.01)	$0.02

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) provides a framework for measuring fair value in accordance with generally accepted accounting principles.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Measured on a Recurring Basis

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2024	$6,298,008	$—	$—	$6,298,008
Change in fair value of derivative financial instruments - warrants	15,537,648	—	—	15,537,648
Balance as of September 30, 2024	$21,835,656	$—	$—	$21,835,656

		Fair Value Measurement
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2023	$521,711	$—	$—	$521,711
Change in fair value of derivative financial instruments - warrants	2,657,717	—	—	2,657,717
Balance as of September 30, 2023	$3,179,428	$—	$—	$3,179,428

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

NOTE 2. INVENTORY

Inventory consisted of the following:

	September 30, 2024	March 31, 2024
Finished goods	$4,620,746	$4,465,970
Work-in-progress	1,793,421	1,804,426
Raw materials	7,750,778	6,660,068
Inventory	$14,164,945	$12,930,464

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2024	March 31, 2024
Land, building and improvements	$11,649,918	$11,061,149
Laboratory, manufacturing, warehouse and transportation equipment	14,021,898	14,090,978
Office equipment and software	373,601	373,601
Furniture and fixtures	556,418	556,418
Property and equipment, gross	26,601,835	26,082,146
Less: Accumulated depreciation	(16,425,248)	(15,906,853)
Property and equipment, net	$10,176,587	$10,175,293

Depreciation expense was $227,356 and $327,240 for the three months ended September 30, 2024 and 2023, respectively, and $622,947 and $655,522 for the six months ended September 30, 2024 and 2023, respectively.

NOTE 4. ACCRUED EXPENSES

As of September 30, 2024 and March 31, 2024, the Company’s accrued expenses consisted of the following:

	September 30, 2024	March 31, 2024
Co-development profit split	$4,008,074	$3,684,587
Employee bonuses	559,248	206,225
Income tax	420,856	485,327
Legal and professional expense	125,000	90,000
Audit fees	80,000	125,000
Director dues	22,500	22,500
Consultant contract fees	—	20,000
Salaries and fees payable	172,424	—
Other accrued expenses	315,362	668,108
Total accrued expenses	$5,703,464	$5,301,747

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

The following tables summarize the Company’s bonds payable liability:

	September 30, 2024	March 31, 2024
Gross bonds payable
NJEDA Bonds - Series A Notes	$990,000	$1,120,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(140,000)	(130,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$850,000	$990,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(270,568)	(263,479)
Bond offering costs, net	$83,886	$90,975

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$140,000	$130,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$125,822	$115,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$850,000	$990,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(69,708)	(76,797)
Long term portion of bonds payable, net of bond offering costs	$780,292	$913,203

Amortization expense was $3,545 and $3,548 for the three months ended September 30, 2024 and 2023, respectively, and $7,089 and $7,096 for the six months ended September 30, 2024 and 2023, respectively. Interest payable was $5,363 and $6,067 as of September 30, 2024 and March 31, 2024, respectively. Interest expense was $18,200 and $19,553 for the three months ended September 30, 2024 and 2023, respectively, and $39,785 and $39,785 for the six months ended September 30, 2024 and 2023, respectively.

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
Remainder of 2025	$—
2026	140,000
2027	150,000
2028	160,000
2029	170,000
Thereafter	370,000
$990,000

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	September 30, 2024	March 31, 2024
Mortgage loan payable 4.75% interest and maturing June 2032	$2,377,263	$2,418,426
Equipment and insurance financing loans payable, between 5.99% and 12.02% interest and maturing between October 2024 and October 2025	160,667	128,460
Less: Current portion of loans payable	(242,058)	(180,399)
Long-term portion of loans payable	$2,295,872	$2,366,487

The interest expense associated with the loans payable was $33,135 and $93,832 for the three months ended September 30, 2024 and 2023, respectively, and $68,017 and $171,070 for the six months ended September 30, 2024 and 2023, respectively.

Loan principal payments for the next five years are as follows:

Future principal balances
Years ending March 31,	Amount
Remainder of 2025	$171,445
2026	120,749
2027	92,773
2028	94,433
2029	98,447
Thereafter	1,960,083
Total remaining principal balance	$2,537,930

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

For the three and six months ended September 30, 2024, interest expense on the Hakim Promissory Note totaled $75,000 and $142,500 respectively, recorded Condensed Consolidated Balance Sheets in accrued expenses and on the Condensed Consolidated Statements of Operations in interest expense and amortization of debt issuance costs.

For the three and six months ended September 30, 2023, interest expense totaled $67,500, recorded on the Condensed Consolidated Balance Sheets in accrued expenses and on the Condensed Consolidated Statements of Operations in interest expense and amortization of debt issuance costs.

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

For the three and six months ended September 30, 2024, interest expense on the Caskey Promissory Note totaled $25,000 and $47,500 respectively, recorded on the Condensed Consolidated Balance Sheets in accrued expenses and on the Condensed Consolidated Statements of Operations in interest expense and amortization of debt issuance costs.

For the three and six months ended September 30, 2023, interest expense totaled $22,500, recorded on the Condensed Consolidated Balance Sheets in accrued expenses and on the Condensed Consolidated Statements of Operations in interest expense and amortization of debt issuance costs.

The interest is included on the Condensed Consolidated Statements of Operations in the line item titled “interest expense and amortization of debt issuance costs”. As of September 30, 2024, the portion of this interest expense which was accrued and owing to Mr. Caskey totaled $255,000, with such amount being included on the Condensed Consolidated Balance Sheet in the line item titled “accrued expenses”.

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

On August 17, 2023, Elite filed a paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. Elite obtained agreement with Purdue to stay the litigation for six months. Elite’s launch of a generic Oxycontin will depend on the approval by the FDA and the outcome of various litigation involving Purdue or the expiry of the patents listed on the Orange Book. As of September 30, 2024, the results of such proceedings cannot be predicted with certainty and are neither probable nor estimable.

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

The Company entered into an operating lease for new office space in North Bay Village, Pompano FL (the “NBV Pompano Office Lease”). The Company takes occupancy on October 1, 2024. The NBV Pompano Office Lease has a term of three years, ending on September 30, 2027.

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

In February 2024, the Company entered into a finance lease for equipment (the “February 2024 Equipment Lease”). The February 2024 Equipment Lease is related to manufacturing equipment with an acquisition cost of $455,000, with the Company taking ownership of the asset during February 2024. The February 2024 Equipment Lease has a term of five years, ending in February 2029. The Company will retain ownership of the equipment at lease termination.

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

In July 2024, the Company entered into two separate finance leases for manufacturing assets (the “July 2024 Equipment Leases”). The July 2024 Equipment Leases are related related warehouse and laboratory equipment with an aggregate acquisition cost of $153,745. Each of the separate leases included in the July 2024 Equipment Lease have a term of five years, ending in July 2029. The Company will retain ownership of all related assets at lease terminations.

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

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet:

Lease	Classification	September 30, 2024	March 31, 2024
Assets
Finance	Finance lease – right-of-use asset	$2,010,440	$2,079,658
Operating	Operating lease – right-of-use asset	2,089,024	2,355,201
Total leased assets		$4,099,464	$4,434,859

Liabilities
Current
Finance	Lease obligation – finance lease	$364,551	$312,739
Operating	Lease obligation – operating lease	422,323	411,418

Long-term
Finance	Lease obligation – finance lease, net of current portion	1,424,196	1,480,317
Operating	Lease obligation – operating lease, net of current portion	1,741,240	1,957,383
Total lease liabilities		$3,952,310	$4,161,857

Rent expense is recorded on the straight-line basis. Rent expense under the Pompano Office Lease was $8,087 and $6,519 for the three months ended September 30, 2024 and 2023, respectively, and $16,175 and $13,038 for the six months ended September 30, 2024 and 2023, respectively. Rent expense under the 144 Ludlow lease was $151,515 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $303,030 and $0 for the six months ended September 30, 2024 and 2023, respectively. Rent expense is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the Pompano Office Lease and Waters Equipment Lease:

Years ending March 31,	Operating Lease Amount	Financing Lease Amount	Total
Remainder of 2025	$310,075	$259,468	$569,543
2026	623,565	517,241	1,140,806
2027	637,050	484,151	1,121,201
2028	650,871	479,337	1,130,208
2029	440,159	438,045	878,204
Thereafter	—	13,740	13,740
Less: interest	(498,157)	(403,235)	(901,392)
Present value of lease payments	$2,163,563	$1,788,747	$3,952,310

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

	For the Six Months Ended September 30,
Lease Term and Discount Rate	2024	2023
Remaining lease term (years)
Operating leases	4.2	1.1
Finance leases	4.3	0.0
Discount rate
Operating leases	10.0%	6.0%
Finance leases	9.5%	—%

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

The Company has 79,008,661 total warrants to purchase shares of Common Stock outstanding with a weighted average exercise price of $0.1521 as of September 30, 2024 and March 31, 2024.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the Series J Warrants was calculated using a Black-Scholes model. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	September 30, 2024	March 31, 2024
Fair value of the Company’s Common Stock	$0.3880	$0.1543
Volatility	74.74%	72.90%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	2.6	3.1
Risk free rate	3.58%	4.40%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis were as follows:

Balance at March 31, 2023	$521,711
Change in fair value of derivative financial instruments - warrants	5,776,297
Balance at March 31, 2024	$6,298,008
Change in fair value of derivative financial instruments - warrants	15,537,648
Balance at September 30, 2024	$21,835,656

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

During the three and six months ended September 30, 2024, there was no common stock owed to Directors as the amount outstanding was paid during fiscal year 2024.

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

During the three and six months ended September 30, 2024, the Company accrued no additional salaries owed to the Company’s President, Chief Executive Officer and certain other employees.

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

The grant date fair value of option awards is determined using the Black Scholes option-pricing model. No options were issued the six months ended September 30, 2024 and 2023.

A summary of the activity of Company’s 2024 Equity Incentive plan and prior equity incentive plans for the six months ended September 30, 2024 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2024	15,730,000	$0.05	8.8	$1,626,748
Granted	—	—	—	$—
Expired and Forfeited	(60,000)	0.09	—	$—
Outstanding at September 30, 2024	15,670,000	$0.05	8.3	$5,267,752
Exercisable at September 30, 2024	6,323,334	$0.05	8.0	$2,127,078

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of September 30, 2024 of $0.39 for those awards with strike prices lower than the quoted price of the Company’s Common Stock as of September 30, 2024. As of September 30, 2024, there was $333,263 in unrecognized stock based compensation expense that will be recognized over a weighted average 1.73 year period.

NOTE 12. CONCENTRATIONS AND CREDIT RISK

Revenues

Three customers accounted for approximately 72% of the Company’s revenues for the six months ended September 30, 2024. These three customers accounted for approximately 42%, 22%, and 8% of revenues each, respectively.

Three customers accounted for approximately 67% of the Company’s revenues for the six months ended September 30, 2023. These three customers accounted for approximately 35%, 22%, and 10% of revenues each, respectively.

Accounts Receivable

Two customers accounted for approximately 70% of the Company’s accounts receivable as of September 30, 2024. These two customers accounted for approximately 46% and 24% of accounts receivable each, respectively.

Two customers accounted for approximately 78% of the Company’s accounts receivable as of September 30, 2023. These two customers accounted for approximately 41% and 37% of accounts receivable each, respectively.

Purchasing

Two suppliers accounted for approximately 60% of the Company’s purchases of raw materials for the six months ended September 30, 2024. These two suppliers accounted for approximately 43%, and 17%, of purchasing each, respectively.

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

The Company has historically determined that its reportable segments are ANDAs for generic products and NDAs for branded products. The Company identified its reporting segments based on the marketing authorization relating to each and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the reporting segments. During fiscal years ended March 31, 2024 and 2023, the Company had paused further development of NDAs and has not engaged in business activities in that segment. Accordingly, during the six months ended September 30, 2024 and 2023, the Company has only engaged in business activities in a single operating segment.

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements.

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Operating Income by Segment
ANDA	$6,231,334	$3,828,730	$12,542,585	$7,435,740
Operating income by Segment	$6,231,334	$3,828,730	$12,542,585	$7,435,740

The Company notes that there was no revenue related to the NDA segment for the three and six months ended September 30, 2024 and 2023.

The table below reconciles the Company’s operating income by segment to income before income taxes as reported in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Operating income by segment	$6,231,334	$3,828,730	$12,542,585	$7,435,740
Corporate unallocated costs	(2,273,744)	(1,533,208)	(4,242,898)	(3,194,912)
Interest income	5,902	7,320	11,292	10,836
Interest expense and amortization of debt issuance costs	(255,136)	(130,438)	(505,917)	(249,850)
Depreciation and amortization expense	(420,318)	(327,240)	(846,030)	(655,522)
Significant non-cash items	(52,329)	(42,777)	(104,658)	(57,777)
Change in fair value of derivative instruments	(12,754,735)	(2,468,350)	(15,537,648)	(2,657,717)
Change in fair value of stock-based liabilities	—	(2,066,820)	—	(2,066,820)
Other income	—	—	12,000	—
Loss before income taxes	$(9,519,026)	$(2,732,783)	$(8,671,274)	$(1,436,022)

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

As of September 30, 2024, the Company owes an aggregate of $4,008,074 to Mikah in accordance with the agreements, with such amount being recorded as an accrued expense on the unaudited condensed consolidated balance sheets.

NOTE 15. INCOME TAXES

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based on the effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

The Company’s income tax (Expense)/Benefit was $(1,749,182) and $17,512,432 for the six months ended September 30, 2024 and 2023, respectively. The Company’s income tax (Expense)/Benefit was $(1,517,203) and $17,667,384 for the three months ended September 30, 2024 and 2023, respectively.

NOTE 16. SUBSEQUENT EVENTS

Commercial launch of Acetaminophen and Codeine Phosphate Tablets

On October 7, 2024, the Company announced the commercial launch of its generic version of Tylenol® with Codeine (acetaminophen and codeine phosphate) 300mg/15mg, 300mg/30mg and 300mg/60mg tablets. Acetaminophen and Codeine Phosphate tablets are indicated for the management of mild to moderated pain, where treatment with an opioid is appropriate and for which alternative treatments are inadequate. This product is marketed and sold under the Elite Laboratories, Inc. label.

Generic Adderall® receives marketing approval from the Israeli Ministry of Health

On October 10, 2024, the Company announced the Israeli Ministry of Health approval for its generic version of Adderall®, an immediate-release mixed salt of a single entity Amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate) with strengths of 10mg, 20mg and 30mg tablets. The Company will supply the product to Dexcel Pharma (Or Akiva, Israel), the Company’s exclusive distributor for the the Israeli market. The product is a central nervous system stimulant indicated for the treatment of Attention Deficit Hyper Activity Disorder (“ADHD”) and Narcolepsy. As of the date of filing of this quarterly report on Form 10-Q, this product has not been commercially launched in Israel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the Six Months Ended September 30, 2024 and 2023 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2024. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We occupy manufacturing, warehouse, laboratory and office space at 135, 144 and 165 Ludlow Avenue in Northvale, NJ (the “Northvale Facility”). The Northvale Facility operates under Current Good Manufacturing Practice and is a United States Drug Enforcement Agency registered facility for research, development, and manufacturing. We are also party to an operating lease for office space at Pompano Beach, Florida (the “Pompano Office Lease”).

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

Recent Developments

On May 20, 2024, the Company reported that it received approval from the FDA for a generic version of Methotrexate Sodium 2.5mg tablets (“Generic Methotrexate”). Methotrexate Sodium belongs to a class of drugs known as antimetabolites and will be sold under the Elite Laboratories Inc. label. Generic Methotrexate was launched commercially on August 27, 2024.

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

On October 7, 2024, the Company announced the commercial launch of Acetaminophen and Codeine Phosphate 300mg/15mg, 300mg/30mg and 300mg/60mg tablets (“APAP Codeine Tablets”). APAP Codeine Tablets are indicated for the management of mild to moderate pain, where treatment with and opioid is appropriate and for which alternate treatments are inadequate. APAP Codeine Tablets are marketed and sold under the Elite Laboratories label.

On October 10, 2024, the Company announced the Israeli Ministry of Health approval of Elite’s generic version of Adderall® , an immediate-release mixed salt of a single entity amphetamine product (Dextroamphetamine Saccharate, Amphetamine Asparate, Dextroamphetamine Sulfate, Amphetamine Sulfate) with strengths of 10mg, 20mg and 30mg tablets. The product is a central nervous system stimulant indicated for the treatment of attention deficit hyper activity disorder (ADHD) and narcolepsy. The Company will supply the product to Dexcel Pharma (Akiva, Israel), the Company’s exclusive distributor for the Israel market. As of the date of filing of this quarterly report on Form 10-Q, these products have not yet been commercially launched.

Commercial Products

We own, license, contract manufacture or have contractual rights to receive royalties from the following products currently approved for commercial sale:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	N/A	Cardiovascular	January 2015
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Immediate Release 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg tablets (“Amphetamine IR 5mg”, “Amphetamine IR 7.5mg”, “Amphetamine IR 10mg”, “Amphetamine IR 12.5mg”, “Amphetamine IR 15mg”, “Amphetamine IR 20mg” and “Amphetamine IR 30mg”)	Adderall®	Central Nervous System (“CNS”) Stimulant	April 2019
Dantrolene Sodium Capsules 25mg, 50mg and 100mg (“Dantrolene 25mg”, “Dantrolene 50mg”, “Dantrolene 100mg”)	Dantrium®	Muscle Relaxant	June 2019
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Extended Release 5mg, 10mg, 15mg, 20mg, 25mg, and 30mg capsules (“Amphetamine ER 5mg”, “Amphetamine ER 10mg”, “Amphetamine ER 15mg”, “Amphetamine ER 20mg”, “Amphetamine ER 25mg”, and “Amphetamine ER 30mg”)	Adderall XR®	Central Nervous System (“CNS”) Stimulant	March 2020
Loxapine Succinate 5mg, 10mg, 25mg and 50gm capsules (“Loxapine 5mg”, “Loxapine 10mg”, “Loxapine 25mg”, and Loxapine 50mg”)	Loxapine®	Antipsychotic	May 2021
Methotrexate Sodium 2.5mg tablets (“Methotrexate 2.5mg”)	Otrexup PF®	Antimetabolite	August 2024
Acetaminophen and Codeine Phosphate 300mg/15mg, 300mg/30mg and 300mg/60mg tablets (“APAP Codeine Tablets”).	Tylenol® with Codeine	Pain	October 2024

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

There can be no assurances in relation to any of the above approved products not yet commercialized, that there will be future revenues or profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations.

Discontinued and Transferred Products

As part of standard operating practices, the Company, from time to time, as relevant, conducts evaluations of all ANDAs owned, consisting, without limitation, of ANDAs acquired or approved prior to the fiscal year ended March 31, 2024 (“Fiscal 2024”) and ANDAs acquired or approved during the quarterly period ending September 30, 2024. Such evaluations include, without limitation, costs and benefits relating to each ANDA owned, with such costs including those fees required under the FDA’s Generic Drug User Fee Amendment which is significantly influenced by the number of ANDAs owned, and other costs and benefits taking into consideration various specific market factors for each ANDA. Those ANDAs with a cost/benefit profile not consistent with management criteria for continuation are identified for disposition and effort is made to determine the optimal course of action to achieve disposition of the ANDA.

The Company did not transfer or discontinue any ANDAs during the quarterly period ending September 30, 2024 or Fiscal 2024.

Critical Accounting Estimates

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

Revenue Recognition - The Company generates revenue from manufacturing and sales of generic pharmaceuticals bearing either the Elite label, which are sold to pharmaceutical distributors or the label of a licensing partner, which Elite sells directly to such licensing partner, and licensing fees. Revenues earned from the sale of Elite label products are recorded at their net realizable value which consists of gross amounts invoiced reduced by contractual reductions, including, without limitation, chargebacks, discounts and program rebates, as applicable. Licensing fees include the commercialization of products either by license and the collection of royalties, or the expansion of licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

Nature of goods and services

The following is a description of the Company’s goods and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each, as applicable:

a) Manufacturing Fees

The Company is equipped to manufacture immediate and controlled-release products marketed under the Elite label, or manufactured on a contract basis for third parties. The Company recognizes revenue when the customer obtains control of the Company’s product based on the contractual shipping terms of the contract, at which time the performance obligation is deemed to be completed. The Company is primarily responsible for fulfilling the promise to provide the product, is responsible to ensure that the product is produced in accordance with the related supply agreement and bears risk of loss while the inventory is in-transit to the commercial partner. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to a customer.

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

Accounts Receivable and Allowance for Expected Credit Losses – Accounts receivable are comprised of balances due from customers, net of estimated allowances for expected credit losses, and other contractual deductions, including, without limitation, chargebacks, discounts and program rebates. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

The allowance for expected credit losses is based on the probability of future collection under the current expected credit loss (“CECL”) impairment model under Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Assets, which was adopted by the Company on April 1, 2023. Under the CECL impairment model, the Company determines its allowance by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The Company also considers reasonable and supportable current information in determining its estimated loss rate, such as external forecasts, macroeconomic trends or other factors, including customers’ credit risk and historical loss experience. The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed to be uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to credit losses in the period incurred. Expected credit losses stemming from unbilled receivables expected to billed between September 30, 2024 and September 30, 2028 included additional risk premiums estimated based on factors such as projected inflation, projected decreases in GDP, and projected unemployment.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Where applicable, the Company records a valuation allowance to reduce any deferred tax assets that it determines will not be realizable in the future.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdictions until the applicable statutes of limitation expire. As of September 30, 2024, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States of America – Federal, 2020 and forward, and State, 2019 and forward. The Company did not record unrecognized tax positions for the six months ended September 30, 2024.

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

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Revenue, Cost of revenue and Gross profit:

	For the Three Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Manufacturing fees	$18,225,190	$13,507,870	$4,717,320	35%
Licensing fees	655,155	649,315	5,840	1%
Total revenue	18,880,345	14,157,185	4,723,160	33%
Cost of manufacturing	10,682,917	7,710,106	2,972,811	39%
Gross profit	$8,197,428	$6,447,079	$1,750,349	27%

Gross profit - percentage	43%	46%

Total revenues for the three months ended September 30, 2024 increased by $4.7 million or 33%, to $18.9 million, as compared to $14.2 million, for the corresponding period of the prior year, , primarily due to increased sales of the Elite label products during the current quarter in comparison to the comparable quarter of the prior fiscal year. The Elite label products were launched during the prior fiscal year and the current fiscal year represents their second year in the market. The additional twelve months of marketing the Elite label products has had a positive impact on sales, when compared to the sales achieved in the comparable period of the prior year.

Manufacturing fees for the three months ended September 30, 2024 revenue increased by $4.7 million, or 35%, primarily due to increased sales of the Elite label products during the current fiscal year in comparison to the comparable quarter of the prior fiscal year. The Elite label products were launched during the prior fiscal year and the current fiscal year represents their second year in the market. The additional twelve months of marketing the Elite label products has had a positive impact on sales, when compared to the sales achieved in the comparable period of the prior year.

Licensing fees revenue for the three months ended September 30, 2024 was relatively unchanged, increasing by less than 1% as compared to licensing fees earned during the comparable period of the prior fiscal year.

Cost of manufacturing consists of manufacturing and assembly costs. Our cost of revenue increased by $3.0 million or 39%, to $10.7 million as compared to $7.7 million for the corresponding period in the prior fiscal year. This increase was due to an increased volume of products sold during the three months ended September 30, 2024, as compared to the comparable period of the prior fiscal year, as noted above.

Our gross profit margin was 43% during the three months ended September 30, 2024 as compared to 46% during the comparable period of the prior fiscal year. The decrease is due to increased labor costs resulting from manufacturing personnel overtime hours incurred to ensure production and supply of our products in response to increased demand. In addition, during the three months ended September 30, 2024, manufacturing fees represented a higher proportion of total revenue, as compared to licensing fees. Manufacturing fees generate lower gross profit margins as compared to licensing fees, due to it having a related cost of manufacturing, which is not associated with licensing fees. The Company is in the process of expanding its manufacturing facilities and capacity to achieve utilization rates that will yield higher volumes at standard labor rates.

Operating expenses:

	For the Three Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Operating expenses:
Research and development	$1,966,094	$2,618,349	$(652,255)	(25)%
General and administrative	2,273,744	1,533,208	740,536	48%
Non-cash compensation	52,329	42,777	9,552	22%
Depreciation and amortization	420,318	327,240	93,078	28%
Total operating expenses	$4,712,485	$4,521,574	$190,911	4%

Operating expenses for the three months ended September 30, 2024 increased by $0.2 million, or 4%, to $4.7 million as compared to $4.5 million for the corresponding period in the prior fiscal year, largely due to an increase in general and administrative costs of $0.7 million.

Research and development costs during the three months ended September 30, 2024 were $2.0 million, a decrease of $0.65 million, or 25%, from approximately $2.6 million of such costs for the comparable period of the prior year. The decrease was the result of laboratory resources being allocated more to supporting commercial operations as well as the number, timing and nature of product development activities during the three months ended September 30, 2024, as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the three months ended September 30, 2024 were $2.3 million, an increase of $0.7 million or approximately 48% from the comparable period of the prior fiscal year, largely due to increased human resource costs resulting from increased headcounts as well as increased costs of financial and tax reporting compliance as compared to the comparable period of the prior year.

Non-cash compensation expense for the three months ended September 30, 2024 and 2023 was less than $0.1 million.

Depreciation and amortization expenses from the three months ended September 30, 2024 were $0.4 million, which increased slightly as a result of additional capital expenditures and ASC 842 finance assets acquired, from $0.3 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations during the three months ended September 30, 2024 was $3.5 million, compared to income from operations of $1.9 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Three Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Other income (expenses):
Change in fair value of derivative financial instruments - warrants	$(12,754,735)	$(2,468,350)	$(10,286,385)	417%
Change in fair value of stock-based liabilities	—	(2,066,820)	2,066,820	(100)%
Interest expense and amortization of debt issuance costs	(255,136)	(130,438)	(124,698)	96%
Interest income	5,902	7,320	(1,418)	(19)%
Other expenses, net	$(13,003,969)	$(4,658,288)	$(8,345,681)	179%

Other income (expenses) for the three months ended September 30, 2024 was a net other (expense) $13.0 million, an increase of $8.3 million from a net other (expense) of $4.7 million for the comparable period of the prior fiscal year. The increase was primarily due to an increase of $10.3 million relating to the change in fair value of derivative financial instruments, offset by a decrease of other expenses of $2.1 million relating to the change in fair value of stock-based liabilities and by a slight increase in other expenses of $0.1 million relating to the interest expense and amortization of debt issuance costs in the current fiscal year as compared to the comparable period of the prior fiscal year. The change in the fair value of derivative instruments and stock-based liabilities is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the other income expense recorded from changes in the fair value of our derivatives instruments and stock-based liabilities and changes in the closing price of the Company’s Common Stock. The increase in interest expense associated with the loans payable is due to the Company servicing a larger principal amount of loans payable during the three months ended September 30, 2024 as compared to the comparable period of the prior fiscal year

As a result of the foregoing, our net loss before income taxes for the three months ended September 30, 2024 was $9.5 million, compared to net loss before income taxes of $2.7 million for the comparable period of the prior fiscal year.

Six months ended September 30, 2024 compared to the six months ended September 30, 2023

Revenue, Cost of revenue and Gross profit:

	For the Six Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Manufacturing fees	$36,669,108	$21,417,107	$15,252,001	71%
Licensing fees	1,014,300	1,720,154	(705,854)	(41)%
Total revenue	37,683,408	23,137,261	14,546,147	63%
Cost of manufacturing	21,011,202	11,939,627	9,071,575	76%
Gross profit	$16,672,206	$11,197,634	$5,474,572	49%

Gross profit - percentage	44%	48%

Total revenues for the six months ended September 30, 2024 increased by $14.5 million or 63%, to $37.7 million, as compared to $23.1 million, for the corresponding period of the prior year due to increased sales of the Elite label products during the current fiscal year in comparison to the comparable quarter of the prior fiscal year. The Elite label products were launched during the prior fiscal year and the current fiscal year represents their second year in the market. The additional twelve months of marketing the Elite label products has had a positive impact on sales, when compared to the sales achieved in the comparable period of the prior year.

Manufacturing fees revenue increased by $15.3 million, or 71%, primarily due to increased sales of the Elite label products during the current fiscal year in comparison to the comparable quarter of the prior fiscal year. The Elite label products were launched during the prior fiscal year and the current fiscal year represents their second year in the market. The additional twelve months of marketing the Elite label products has had a positive impact on sales, when compared to the sales achieved in the comparable period of the prior year.

Licensing fees revenue decreased by $0.7 million, or 41%. This decrease is primarily due to the expiration of the marketing alliance agreements between the Company and Lannett Company, Inc. dated March 6, 2019 and April 9, 2019 (the “Lannett Agreements”) on March 31, 2023. License fees earned during the six months ended September 30, 2023 included residual amounts earned in relation to the expired Lannett Agreements. License fees earned during the six months ended September 30, 2024 did not include such residual amounts.

Cost of manufacturing consists of manufacturing and assembly costs. Our cost of revenue increased by $9.1 million or 76%, to $21.0 million as compared to $11.9 million for the corresponding period in the prior fiscal year. This increase was due to an increased volume of products sold during the six months ended September 30, 2024, as compared to the comparable period of the prior fiscal year, as noted above.

Our gross profit margin was 44% during the six months ended September 30, 2024 as compared to 48% during the comparable period of the prior fiscal year. The decrease is due to increased labor costs resulting from manufacturing personnel overtime hours incurred to ensure production and supply of our products in response to increased demand. In addition, during the six months ended September 30, 2024, manufacturing fees represented a higher proportion of total revenue, as compared to licensing fees. Manufacturing fees generate lower gross profit margins as compared to licensing fees, due to it having a related cost of manufacturing, which is not associated with licensing fees. The Company is in the process of expanding its manufacturing facilities and capacity to achieve utilization rates that will yield higher volumes at standard labor rates.

Operating expenses:

	For the Six Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Operating expenses:
Research and development	$4,129,621	$3,761,894	$367,727	10%
General and administrative	4,242,898	3,194,912	1,047,986	33%
Non-cash compensation	104,658	57,777	46,881	81%
Depreciation and amortization	846,030	655,522	190,508	29%
Total operating expenses	$9,323,207	$7,670,105	$1,653,102	22%

Operating expenses for the six months ended September 30, 2024 increased by $1.7 million, or 22%, to $9.3 million as compared to $7.7 million for the corresponding period in the prior fiscal year, largely due to an increase in research and development of $0.4 million and general and administrative expenses of $1.0 million.

Research and development costs during the six months ended September 30, 2024 were $4.1 million, an increase of $0.4 million, or 10%, from approximately $3.8 million of such costs for the comparable period of the prior year. The increase was a result of the timing and nature of product development activities during the six months ended September 30, 2024 as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the six months ended September 30, 2024 were $4.2 million as compared to $3.2 million for the corresponding period in the prior fiscal year, an increase of $1.0 million or approximately 33%, largely due to increased human resource costs resulting from increased headcounts as well as increased costs of financial and tax reporting compliance as compared to the comparable period of the prior year.

Non-cash compensation expense for the six months ended September 30, 2024 was $0.1 million as compared to $0.06 million for the comparable period of the prior fiscal year, an increase of $0.05 million or approximately 81%, with such increase being attributed to the issuance to employees of options to purchase Common Stock during the current fiscal year.

Depreciation and amortization expenses from the six months ended September 30, 2024 were $0.8 million, which increased slightly as a result of additional capital expenditures and ASC 842 finance assets acquired, from $0.7 million in such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations during the six months ended September 30, 2024 was $7.3 million, compared to income from operations of $3.5 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Six Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Other expense (income):
Change in fair value of derivative financial instruments - warrants	$(15,537,648)	$(2,657,717)	$(12,879,931)	485%
Change in fair value of stock-based liabilities	—	(2,066,820)	2,066,820	(100)%
Interest expense and amortization of debt issuance costs	(505,917)	(249,850)	(256,067)	102%
Interest income	11,292	10,836	456	4%
Other income	12,000	—	12,000	100%
Other (expense) income, net	$(16,020,273)	$(4,963,551)	$(11,056,722)	223%

Other (expense) income for the six months ended September 30, 2024 was a net other expense of $16.0 million, an increase of $11.1 million from a net other expense of $5.0 million for the comparable period of the prior fiscal year. The increase was primarily due to an increase in other expenses of $12.9 million relating to the change in fair value of derivative instruments, offset by a decrease of $2.1 million in change in fair value of stock-based liabilities, which were all settled during the prior fiscal year. The change in the fair value of derivative instruments and stock-based liabilities is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the other income expense recorded in relation to the changes in fair value of our derivatives instruments and stock-based liabilities and changes in the closing price of the Company’s Common Stock. The increase in interest expense associated with the loans payable is due to the Company servicing a larger principal amount of loans payable during the six months ended September 30, 2024 as compared to the comparable period of the prior fiscal year.

As a result of the foregoing, our net loss before income taxes for the six months ended September 30, 2024 was $8.7 million, compared to net loss before income taxes of $1.4 million for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	September 30, 2024	March 31, 2024	Change
Current assets	$45,293,849	$40,014,189	$5,279,660
Current liabilities	$12,853,720	$13,049,764	$(196,044)
Working capital	$32,440,129	$26,964,425	$5,475,704

Our working capital (total current assets less total current liabilities) increased by $5.5 million from $27.0 million as of March 31, 2024 to $32.4 million as of September 30, 2024, with such increase being primarily related to the increase in finished goods inventory and accounts receivable, associated with increased customer orders during the six months ended September 30, 2024.

Summary of Cash Flows:

	For the Six Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$4,601,306	$(2,945,753)
Net cash used in investing activities	$(1,645,722)	$—
Net cash (used in) provided by financing activities	$(495,592)	$3,777,725

Net cash provided by operating activities for the six months ended September 30, 2024 was $4.6 million, which included, without limitation, net loss of $10.4 million, increased by the change in the change in fair value of derivative financial instruments - warrants of $15.5 million, deferred tax expenses of $1.3 million, and other non-cash expenses of $1.4 million, and reduced by increases in operating assets and liabilities totaling $3.2 million.

Net cash used in investing activities for the six months ended September 30, 2024 was comprised of purchases of property and equipment of approximately $0.9 million and purchases of intangible assets consisting of ANDA products of approximately $0.9 million.

Net cash used in financing activities was $0.5 million for the six months ended September 30, 2024 compared to net cash provided by financing activities of $3.8 million for the corresponding period of the prior year. Net cash used in financing activities consisted primarily of payments of bond and loan principal totaling $0.3 million and payments on principal on finance lease obligations of $0.2 million. Net cash provided by financing activities of $3.8 million during the prior fiscal year was due to $4.0 million in proceeds from related party loan, offset by $0.2 million in other debt repayments.

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

On July 1, 2022, EWB provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at WSJP plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of September 30, 2024, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of September 30, 2024, and through the date of filing of this quarterly report on Form 10-Q, the Company is not aware of the existence of any violations of financial covenants included in the EWB Mortgage Loan.

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

During the three and six months ended September 30, 2024 and 2023, the Company did not issue any shares of Common Stock to Lincoln Park.

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

Bond issue costs of $354,454 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $7,089 for the six months ended September 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, the Company has concluded that due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective as of September 30, 2024 at the reasonable assurance level.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the six months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Litigation

Elite filed a paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. This was followed by a patent infringement suit filed in the District Court of New Jersey by Purdue Pharma. Elite obtained agreement with Purdue to stay the litigation for six months. Elite’s launch of a generic Oxycontin will depend upon approval by the FDA and on the outcome of various litigations involving Purdue or the expiry of the patents listed on the Orange Book. Elite and Purdue agreed to a stay of the litigation for six months which the court ordered on January 17, 2024. The stay was extended for an additional six months by an order from the court on July 15, 2024. During the additional six months a decision was rendered in the Purdue Pharma L.P. v. Accord Healthcare Inc., Civil Action No. 22-913-WCB (“Accord II”) on September 9, 2024 which according to the order required Elite and Purdue to submit a joint report to the court. On September 26, 2024, the court ordered that proceedings in the Elite case be stayed pending the decision of Case No. 23-1953 in the Court of Appeals for the Federal Circuit (“Accord I”). According to the order Purdue and Elite must submit a joint report within 15 days of the decision.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

ELITE PHARMACEUTICALS, INC.

November 14, 2024	By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

November 14, 2024	By:	/s/ Carter Ward
Carter Ward
Chief Financial Officer
(Principal Accounting and Financial Officer)

