Form 10-Q
period 2024-12-31
ELITE PHARMACEUTICALS INC /NV/
filed 2025-02-13
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2024

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 13, 2025:

Common Stock - 1,068,273,108 shares

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2024	March 31, 2024
ASSETS
Current assets:
Cash	$8,293,068	$7,106,262
Accounts receivable, net of allowance for expected credit losses of $220,000 and $236,000 respectively	18,454,012	19,453,301
Inventory	20,157,890	12,930,464
Prepaid expenses and other current assets	1,144,707	524,162
Total current assets	48,049,677	40,014,189

Property and equipment, net of accumulated depreciation of $16,738,308 and $15,906,853 respectively	9,863,527	10,175,293
Intangible assets	7,241,228	6,341,228
Finance lease - right-of-use asset	1,890,967	2,079,658
Operating lease - right-of-use asset	2,110,917	2,355,201
Deferred income tax asset	20,689,381	22,160,895
Other assets:
Restricted cash - debt service for NJEDA bonds	449,216	432,832
Security deposits	461,551	94,240
Total other assets	910,767	527,072
Total assets	$90,756,464	$83,653,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,840,356	$2,714,306
Accrued expenses	3,719,013	5,301,747
Deferred revenue, current portion	8,889	13,333
Bonds payable, current portion, net of bond issuance costs	125,822	115,822
Loans payable, current portion	164,177	180,399
Related party loans payable (Note 7)	4,000,000	4,000,000
Lease obligation - finance lease, current portion	373,178	312,739
Lease obligation - operating lease, current portion	457,397	411,418
Total current liabilities	14,688,832	13,049,764

Long-term liabilities:
Deferred revenue, net of current portion	—	5,556
Bonds payable, net of current portion and bond issuance costs	783,836	913,203
Loans payable, net of current portion and loan costs	2,268,612	2,366,487
Lease obligation - finance lease, net of current portion	1,327,602	1,480,317
Lease obligation - operating lease, net of current portion	1,676,900	1,957,383
Derivative financial instruments - warrants	33,565,024	6,298,008
Total long-term liabilities	39,621,974	13,020,954
Total liabilities	54,310,806	26,070,718

Commitments and Contingencies (Note 8)

Shareholders’ equity:
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,068,373,108 shares issued as of both December 31, 2024 and March 31, 2024; 1,068,273,108 shares outstanding as of both December 31, 2024 and March 31, 2024	1,068,377	1,068,377
Additional paid-in capital	173,385,785	173,210,549
Treasury stock; 100,000 shares as of both December 31, 2024 and March 31, 2024, at cost	(306,841)	(306,841)
Accumulated deficit	(137,701,663)	(116,389,267)
Total shareholders’ equity	36,445,658	57,582,818
Total liabilities and shareholders’ equity	$90,756,464	$83,653,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Revenue:
Manufacturing fees	$13,738,131	$14,791,110	$50,407,239	$36,208,217
Licensing fees	626,117	747,690	1,640,417	2,467,844
Total revenue	14,364,248	15,538,800	52,047,656	38,676,061
Cost of manufacturing	8,244,907	8,497,727	29,256,109	20,437,354
Gross profit	6,119,341	7,041,073	22,791,547	18,238,707

Operating expenses:
Research and development	1,793,803	1,403,790	5,923,424	5,165,684
General and administrative	2,724,616	1,711,275	6,967,514	4,906,187
Non-cash compensation through issuance of stock options	70,578	49,815	175,236	107,592
Depreciation and amortization	432,534	343,537	1,278,564	999,059
Total operating expenses	5,021,531	3,508,417	14,344,738	11,178,522

Income from operations	1,097,810	3,532,656	8,446,809	7,060,185

Other (expense) income:
Change in fair value of derivative financial instruments - warrants	(11,729,368)	(2,417,772)	(27,267,016)	(5,075,489)
Change in fair value of stock-based liabilities	—	(2,854,556)	—	(4,921,376)
Interest expense and amortization of debt issuance costs	(77,607)	(121,628)	(583,524)	(371,478)
Gain from settlement agreements	—	1,761,792	—	1,761,792
Interest income	5,092	5,249	16,384	16,085
Other income	51,308	—	63,308	—
Other expense, net	(11,750,575)	(3,626,915)	(27,770,848)	(8,590,466)

Loss before income taxes	(10,652,765)	(94,259)	(19,324,039)	(1,530,281)

Income tax (expense) benefit	(239,175)	800,613	(1,988,357)	18,313,045

Net (loss) income	$(10,891,940)	$706,354	$(21,312,396)	$16,782,764

Basic net (loss) income per share	$(0.01)	$0.00	$(0.02)	$0.02

Diluted net (loss) income per share	$(0.01)	$0.00	$(0.02)	$0.02

Basic weighted average common stock outstanding	1,068,273,108	1,014,768,071	1,068,273,108	1,014,265,162

Diluted weighted average common stock outstanding	1,068,273,108	1,024,448,445	1,068,273,108	1,019,511,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2024	—	$—	1,068,373,108	$1,068,377	$173,210,549	100,000	$(306,841)	$(116,389,267)	$57,582,818

Net income	—	—	—	—	—	—	—	615,773	615,773

Non-cash compensation through the issuance of employee stock options	—	—	—	—	52,329	—	—	—	52,329

Balance at June 30, 2024	—	$—	1,068,373,108	$1,068,377	$173,262,878	100,000	$(306,841)	$(115,773,494)	$58,250,920

Net loss	—	—	—	—	—	—	—	(11,036,229)	(11,036,229)

Non-cash compensation through the issuance of employee stock options	—	—	—	—	52,329	—	—	—	52,329

Balance at September 30, 2024	—	$—	1,068,373,108	$1,068,377	$173,315,207	100,000	$(306,841)	$(126,809,723)	$47,267,020

Net loss	—	—	—	—	—	—	—	(10,891,940)	(10,891,940)

Non-cash compensation through the issuance of employee stock options	—	—	—	—	70,578	—	—	—	70,578

Balance at December 31, 2024	—	$—	1,068,373,108	$1,068,377	$173,385,785	100,000	$(306,841)	$(137,701,663)	$36,445,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2023	—	—	1,013,915,081	$1,014,019	$164,750,980	100,000	$(306,841)	$(136,497,898)	$28,960,260

Net income	—	—	—	—	—	—	—	1,141,809	1,141,809

Non-cash compensation through the issuance of employee stock options	—	—	—	—	15,000	—	—	—	15,000

Balance at June 30, 2023	—	$—	1,013,915,081	$1,014,019	$164,765,980	100,000	$(306,841)	$(135,356,089)	$30,117,069

Net income	—	—	—	—	—	—	—	14,934,601	14,934,601

Non-cash compensation through the issuance of employee stock options	—	—	—	—	42,777	—	—	—	42,777

Balance at September 30, 2023	—	$—	1,013,915,081	$1,014,019	$164,808,757	100,000	$(306,841)	$(120,421,488)	$45,094,447

Shares issued in satisfaction of accrued director salaries	—	—	1,642,971	1,643	250,224	—	—	—	251,867

Shares issued in satisfaction of accrued consultant fees	—	—	2,223,147	2,223	309,015	—	—	—	311,238

Net income	—	—	—	—	—	—	—	706,354	706,354

Non-cash compensation through the issuance of employee stock options	—	—	—	—	49,815	—	—	—	49,815

Balance at December 31, 2023	—	$—	1,017,781,199	$1,017,885	$165,417,811	100,000	$(306,841)	$(119,715,134)	$46,413,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(21,312,396)	$16,782,764
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	936,007	992,136
Provision for losses on accounts receivable	(15,943)	194,600
Amortization of operating leases - right-of-use assets	323,281	18,153
Amortization of finance leases - right-of-use assets	342,557	6,923
Amortization of debt discount - bonds offering costs	10,633	—
Loss on asset disposal	121,481	—
Change in fair value of derivative financial instruments - warrants	27,267,016	5,075,489
Non-cash compensation accrued	—	563,105
Gain on settlement of Common Stock to consultant	—	(1,761,792)
Change in fair value of stock-based liabilities	—	4,921,376
Deferred tax expense (benefit)	1,471,514	(18,061,782)
Non-cash compensation through the issuance of employee stock options	175,236	107,592
Change in operating assets and liabilities:
Accounts receivable	1,015,232	(13,109,665)
Inventory	(7,227,426)	(4,774,325)
Prepaid expenses and other current assets	(422,088)	27,149
Security deposits	(367,311)	13,759
Accounts payable	3,126,050	25,490
Accrued expenses	(1,582,734)	3,677,335
Deferred revenue	(10,000)	(10,001)
Lease obligations - operating leases	(313,501)	(20,005)
Interest expense on finance lease liability	—	(2,915)
Net cash provided by (used in) operating activities	3,537,608	(5,334,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(870,972)	(406,007)
Purchase of intangible assets	(900,000)	—
Proceeds from disposition of property and equipment	125,250	—
Net cash used in investing activities	(1,645,722)	(406,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bond principal	(130,000)	(125,000)
Proceeds from related party loans payable	—	4,000,000
Payments on principal on finance lease obligations	(246,142)	—
Loan payments	(312,554)	(134,850)
Net cash (used in) provided by financing activities	(688,696)	3,740,150

Net change in cash and restricted cash	1,203,190	(2,000,471)

Cash and restricted cash, beginning of period	7,539,094	8,244,681

Cash and restricted cash, end of period	$8,742,284	$6,244,210

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$503,593	$119,412
Cash paid for income taxes	$740,262	$292,000
Finance directors and officers insurance premium	$198,457	$—
Recognition of finance lease right of use asset and lease liabilities entered into	$153,870	$272,620
Recognition of operating lease right of use asset and lease liabilities entered into	$78,997	$—
Stock issued in satisfaction of accrued directors salaries and consultant fees	$—	$563,105
Reconciliation of cash and restricted cash
Cash	$8,293,068	$5,816,211
Restricted cash - debt service for NJEDA bonds	449,216	427,999
Total cash and restricted cash shown in statement of cash flows	$8,742,284	$6,244,210

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on July 1, 2024. The interim results for the nine months ended December 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2025 or for any future periods.

Reclassification

Certain items in prior condensed consolidated financial statements have been reclassified to conform to the current presentation. The presentation of the condensed consolidated statements of cash flows has been modified to separately present the change in the security deposits for the nine months ended December 31, 2023. Additionally, the presentation of Note 4 has been modified to separately disclose accrued interest related to the Company’s related party loan. These reclassifications had no effect on the reported results of operations.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has determined that its reportable segments are products whose marketing approvals were secured via an Abbreviated New Drug Application (“ANDA”) and products whose marketing approvals were secured via a New Drug Application (“NDA”). ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. The Company paused further development of NDAs and has not engaged in business activities. Accordingly, during the three and nine months ended December 31, 2024 and 2023, the Company has only engaged in business activities in a single operating segment.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2024.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The Company recognizes revenue at a point in time for all performance obligations. During the nine months ended December 31, 2024 and 2023, the Company had paused further development of NDAs and has not engaged in business activities in that segment. Accordingly, during the nine months ended December 31, 2024 and 2023, the Company has only engaged in business activities in a single operating segment. The table also includes a reconciliation of the disaggregated revenue with the reportable segment:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
ANDA:
Manufacturing fees	$13,738,131	$14,791,110	$50,407,239	$36,208,217
Licensing fees	626,117	747,690	1,640,417	2,467,844
Total revenue	$14,364,248	$15,538,800	$52,047,656	$38,676,061

Selected information on reportable segments and reconciliation of operating income by segment to income from operations before income taxes are disclosed within Note 13.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Cash

As of December 31, 2024, and March 31, 2024, the Company had $449,216 and $432,832, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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

There were no such impairments recorded during the nine months ended December 31, 2024 and 2023. The Company notes that none of its patents relate to any of the Company’s revenue producing activities.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the Company’s intangible assets as of December 31, 2024 and March 31, 2024:

	December 31, 2024
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

Due to temporary differences in the timing of recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. Where applicable, the Company records a valuation allowance to reduce any deferred tax assets that it determines will not be realizable in the future.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of December 31, 2024, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2020 and forward. The Company did not record unrecognized tax positions for the nine months ended December 31, 2024.

(Loss) Income Per Share Attributable to Common Shareholders’

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted (loss) income per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of Common Stock outstanding during the period.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As the Company was in a net loss position for the three and nine months ended December 31, 2024, the potential dilution from the warrants converting into 79,008,661 shares of Common Stock and the stock options converting into 15,760,000 shares of Common Stock for these periods have been excluded from the number of shares used in calculating diluted net (loss) income per share as their inclusion would have been antidilutive.

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Numerator
Net (loss) income - basic	$(10,891,940)	$706,354	$(21,312,396)	$16,782,764
Effect of dilutive instrument on net income	—	—	—	—
Net (loss) income - diluted	$(10,891,940)	$706,354	$(21,312,396)	$16,782,764

Denominator
Weighted average shares of common stock outstanding - basic	1,068,273,108	1,014,768,071	1,068,273,108	1,014,265,162

Dilutive effect of stock options and convertible securities	—	9,680,374	—	5,246,651

Weighted average shares of common stock outstanding - diluted	1,068,273,108	1,024,448,445	1,068,273,108	1,019,511,813

Net (loss) income per share
Basic	$(0.01)	$0.00	$(0.02)	$0.02
Diluted	$(0.01)	$0.00	$(0.02)	$0.02

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2024	$6,298,008	$—	$—	$6,298,008
Change in fair value of derivative financial instruments - warrants	27,267,016	—	—	27,267,016
Balance as of December 31, 2024	$33,565,024	$—	$—	$33,565,024

		Fair Value Measurement
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2023	$521,711	$—	$—	$521,711
Change in fair value of derivative financial instruments - warrants	5,075,489	—	—	5,075,489
Balance as of December 31, 2023	$5,597,200	$—	$—	$5,597,200

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, that requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, it is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact that the updated standard will have on the Company’s disclosures within the condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Management has evaluated recently issued accounting pronouncements outside of those mentioned above and does not believe that any of these pronouncements will have a significant impact on the Company’s condensed consolidated financial statements and related disclosures.

NOTE 2. INVENTORY

Inventory consisted of the following:

	December 31, 2024	March 31, 2024
Finished goods	$7,310,110	$4,465,970
Work-in-progress	2,700,935	1,804,426
Raw materials	10,146,845	6,660,068
Inventory	$20,157,890	$12,930,464

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2024	March 31, 2024
Land, building and improvements	$11,649,918	$11,061,149
Laboratory, manufacturing, warehouse and transportation equipment	14,021,898	14,090,978
Office equipment and software	373,601	373,601
Furniture and fixtures	556,418	556,418
Property and equipment, gross	26,601,835	26,082,146
Less: Accumulated depreciation	(16,738,308)	(15,906,853)
Property and equipment, net	$9,863,527	$10,175,293

Depreciation expense was $313,060 and $336,614 for the three months ended December 31, 2024 and 2023, respectively, and $936,007 and $992,136 for the nine months ended December 31, 2024 and 2023, respectively.

NOTE 4. ACCRUED EXPENSES

As of December 31, 2024 and March 31, 2024, the Company’s accrued expenses consisted of the following:

	December 31, 2024	March 31, 2024
Co-development profit split	$1,858,629	$3,684,587
Employee bonuses	619,374	206,225
Income tax	505,908	485,327
Legal and professional expense	73,510	90,000
Audit fees	50,000	125,000
Director dues	22,500	22,500
Consultant contract fees	—	20,000
Salaries and fees payable	170,579	—
Accrued interest - related parties	100,000	90,000
Other accrued expenses	318,513	578,108
Total accrued expenses	$3,719,013	$5,301,747

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

The following tables summarize the Company’s bonds payable liability:

	December 31, 2024	March 31, 2024
Gross bonds payable
NJEDA Bonds - Series A Notes	$990,000	$1,120,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(140,000)	(130,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$850,000	$990,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(274,112)	(263,479)
Bond offering costs, net	$80,342	$90,975

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$140,000	$130,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$125,822	$115,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$850,000	$990,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(66,164)	(76,797)
Long term portion of bonds payable, net of bond offering costs	$783,836	$913,203

Amortization expense was $3,544 and $3,540 for the three months ended December 31, 2024 and 2023, respectively, and $10,633 and $10,636 for the nine months ended December 31, 2024 and 2023, respectively. Interest payable was $21,450 and $6,067 as of December 31, 2024 and March 31, 2024, respectively. Interest expense was $16,088 and $18,200 for the three months ended December 31, 2024 and 2023, respectively, and $51,783 and $57,985 for the nine months ended December 31, 2024 and 2023, respectively.

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
Remainder of 2025	$—
2026	140,000
2027	150,000
2028	160,000
2029	170,000
Thereafter	370,000
$990,000

NOTE 6. LOANS PAYABLE

Loans payable consisted of the following:

	December 31, 2024	March 31, 2024
Mortgage loan payable 4.75% interest and maturing June 2032	$2,355,991	$2,418,426
Equipment and insurance financing loans payable, between 5.99% and 12.02% interest and maturing between April 2025 and October 2025	76,798	128,460
Less: Current portion of loans payable	(164,177)	(180,399)
Long-term portion of loans payable	$2,268,612	$2,366,487

The interest expense associated with the loans payable was $31,089 and $30,384 for the three months ended December 31, 2024 and 2023, respectively, and $99,104 and $101,478 for the nine months ended December 31, 2024 and 2023, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loan principal payments for the next five years are as follows:

Future principal balances
Years ending March 31,	Amount
Remainder of 2025	$66,306
2026	120,747
2027	92,772
2028	94,433
2029	98,447
Thereafter	1,960,084
Total remaining principal balance	$2,432,789

NOTE 7. RELATED PARTY LOANS PAYABLE

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

For the three and nine months ended December 31, 2024, interest expense on the Hakim Promissory Note totaled $75,000 and $217,500 respectively, and is recorded on the Condensed Consolidated Balance Sheets in accrued expenses and on the Condensed Consolidated Statements of Operations in interest expense and amortization of debt issuance costs.

For the three and nine months ended December 31, 2023, interest expense totaled $67,500, and $202,500, respectively, and is recorded on the Condensed Consolidated Balance Sheets in accrued expenses and on the Condensed Consolidated Statements of Operations in interest expense and amortization of debt issuance costs.

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

For the three and nine months ended December 31, 2024, interest expense on the Caskey Promissory Note totaled $25,000 and $72,500 respectively, and is recorded on the Condensed Consolidated Balance Sheets in accrued expenses and on the Condensed Consolidated Statements of Operations in interest expense and amortization of debt issuance costs.

For the three and nine months ended December 31, 2023, interest expense totaled $22,500, and $67,500, respectively, and is recorded on the Condensed Consolidated Balance Sheets in accrued expenses and on the Condensed Consolidated Statements of Operations in interest expense and amortization of debt issuance costs.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On August 17, 2023, Elite filed a paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. Elite has obtained several agreements with Purdue to stay the litigation, with the latest being a stipulation and proposed order submitted by the participants on January 30, 2025 staying the proceedings for 30 days. Elite’s launch of a generic Oxycontin will depend on the approval by the FDA and the outcome of various litigation involving Purdue or the expiry of the patents listed on the Orange Book. As of December 31, 2024, the results of such proceedings cannot be predicted with certainty and are neither probable nor estimable.

Operating Leases

In October 2020, the Company entered into an operating lease for office space in Pompano Beach, Florida (the “Pompano Office Lease”). The Pompano Office Lease is for approximately 1,275 square feet of office space, with the Company taking occupancy on November 1, 2020. The Pompano Office Lease had a term of three years, ending on October 31, 2023. The Pompano Office Lease was extended for one additional year to October 31, 2024. Accordingly, the Pompano Office Lease expired at the end of the renewal term on October 31, 2024.

The Company entered into an operating lease for new office space in North Bay Village, Pompano FL (the “NBV Pompano Office Lease”). The Company took occupancy on October 1, 2024. The NBV Pompano Office Lease has a term of three years, ending on September 30, 2027.

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

In March 2024, the Company entered into three separate finance leases for manufacturing assets (the “March 2024 Equipment Leases”). The March 2024 Equipment Leases are related to manufacturing equipment and vault installed at the Company’s facility located at 144 Ludlow Avenue, Northvale NJ with an aggregate acquisition cost of $1,100,000. Each of the separate leases included in the March 2024 Equipment Leases have a term of five years, ending in March 2029. The Company will retain ownership of all related assets at lease termination.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Lease assets and liabilities are classified as follows on the condensed consolidated balance sheet:

Lease	Classification	December 31, 2024	March 31, 2024
Assets
Finance	Finance lease – right-of-use asset	$1,890,967	$2,079,658
Operating	Operating lease – right-of-use asset	2,110,917	2,355,201
Total leased assets		$4,001,884	$4,434,859

Liabilities
Current
Finance	Lease obligation – finance lease	$373,178	$312,739
Operating	Lease obligation – operating lease	457,397	411,418

Long-term
Finance	Lease obligation – finance lease, net of current portion	1,327,602	1,480,317
Operating	Lease obligation – operating lease, net of current portion	1,676,900	1,957,383
Total lease liabilities		$3,835,077	$4,161,857

Rent expense is recorded on the straight-line basis and is recorded in general and administrative expense in the unaudited condensed consolidated statements of operations. Rent expense is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
Lease	2024	2023	2024	2023
Ludlow-144	$152,602	$—	$455,632	$—
Pompano-2311	2,696	7,565	18,870	20,603
NBV-610	7,303	—	7,303	—

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the Pompano Office Lease and Waters Equipment Lease:

Years ending March 31,	Operating Lease Amount	Financing Lease Amount	Total
Remainder of 2025	$162,079	$129,734	$291,813
2026	653,092	517,241	1,170,333
2027	667,307	484,151	1,151,458
2028	666,207	479,337	1,145,544
2029	440,159	438,045	878,204
Thereafter	—	13,740	13,740
Less: interest	(454,547)	(361,468)	(816,015)
Present value of lease payments	$2,134,297	$1,700,780	$3,835,077

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

	For the Nine Months Ended December 31,
Lease Term and Discount Rate	2024	2023
Remaining lease term (years)
Operating leases	3.9	0.8
Finance leases	4.1	4.9
Discount rate
Operating leases	10.0%	6.0%
Finance leases	9.5%	12.5%

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

The Company has 79,008,661 total warrants to purchase shares of Common Stock outstanding with a weighted average exercise price of $0.1521 as of December 31, 2024 and March 31, 2024.

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

The fair value of the Series J Warrants was calculated using a Black-Scholes model. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	December 31, 2024	March 31, 2024
Fair value of the Company’s Common Stock	$0.5411	$0.1543
Volatility	82.90%	72.90%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	2.3	3.1
Risk free rate	4.25%	4.40%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis were as follows:

Balance at March 31, 2023	$521,711
Change in fair value of derivative financial instruments - warrants	5,776,297
Balance at March 31, 2024	$6,298,008
Change in fair value of derivative financial instruments - warrants	27,267,016
Balance at December 31, 2024	$33,565,024

NOTE 11. STOCK-BASED COMPENSATION

Part of the compensation paid by the Company to employees consists of the granting of options to purchase Common Stock.

Stock-based Director Compensation

The Company’s Director compensation policy, instituted in October 2009, further revised in January 2016, and ceased issuance in November 2023, includes provisions that a portion of director’s fees are to be paid via the issuance of shares of the Company’s Common Stock, in lieu of cash, with the valuation of such shares being calculated on quarterly basis and equal to the average closing price of the Company’s Common Stock.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2024, there was no common stock owed to Directors as the amount outstanding was paid during fiscal year 2024.

As of December 31, 2023, the Company accrued director’s fees totaling $22,500, which will be paid via cash payments totaling $22,500 and the issuance of shares of Common Stock, with the valuation of such shares being calculated on a quarterly basis and equal to the average closing price of the Company’s Common Stock.

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

As of December 31, 2024, the Company accrued no additional salaries owed to the Company’s President, Chief Executive Officer and certain other employees.

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

Options

Under its 2014 Equity Incentive Plan and its 2024 Equity Incentive Plan, the Company did grant and may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. On July 1, 2024 the Company restated the 2014 Equity Incentive Plan to increase the shares reserved under the option plan by 12,730,000. Under the 2024 Equity Incentive Plan, 80,000,000 options are available for grant. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant.

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

The grant date fair value of option awards is determined using the Black Scholes option-pricing model. No options were issued the nine months ended December 31, 2024 and 2023.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the activity of Company’s 2024 Equity Incentive plan and prior equity incentive plans for the nine months ended December 31, 2024 is as follows:

			Weighted Average
	Shares Underlying	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (in years)	Value
Outstanding at March 31, 2024	15,730,000	$0.05	8.8	$1,626,748
Granted	90,000	0.21	—	$—
Expired and Forfeited	(60,000)	0.09	—	$—
Outstanding at December 31, 2024	15,760,000	$0.05	8.0	$7,696,223
Exercisable at December 31, 2024	6,546,668	$0.06	7.7	$3,177,814

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of December 31, 2024 of $0.54 for those awards with strike prices lower than the quoted price of the Company’s Common Stock as of December 31, 2024. As of December 31, 2024, there was $280,495 in unrecognized stock based compensation expense that will be recognized over a weighted average 1.48 year period.

NOTE 12. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 64% of the Company’s revenues for the nine months ended December 31, 2024. These two customers accounted for approximately 41% and 23%, of revenues each, respectively.

Two customers accounted for approximately 57% of the Company’s revenues for the nine months ended December 31, 2023. These two customers accounted for approximately 30% and 27%, of revenues each, respectively.

Accounts Receivable

Two customers accounted for approximately 76% of the Company’s accounts receivable as of December 31, 2024. These two customers accounted for approximately 47% and 29% of accounts receivable each, respectively.

Two customers accounted for approximately 77% of the Company’s accounts receivable as of December 31, 2023. These two customers accounted for approximately 45% and 32% of accounts receivable each, respectively.

Purchasing

Three suppliers accounted for approximately 71% of the Company’s purchases of raw materials for the nine months ended December 31, 2024. These three suppliers accounted for approximately 39%, 16%, and 16%, of purchasing each, respectively.

Two supplier accounted for approximately 43% of the Company’s purchases of raw materials for the nine months ended December 31, 2023. These two customers accounted for approximately 30% and 13%, of purchasing each, respectively.

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

The Company has historically determined that its reportable segments are ANDAs for generic products and NDAs for branded products. The Company identified its reporting segments based on the marketing authorization relating to each and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the reporting segments. During fiscal years ended March 31, 2024 and 2023, the Company had paused further development of NDAs and has not engaged in business activities in that segment. Accordingly, during the nine months ended December 31, 2024 and 2023, the Company has only engaged in business activities in a single operating segment.

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Operating Income by Segment
ANDA	$4,325,538	$5,637,283	$16,868,123	$13,073,023
Operating income by Segment	$4,325,538	$5,637,283	$16,868,123	$13,073,023

The Company notes that there was no revenue related to the NDA segment for the three and nine months ended December 31, 2024 and 2023.

The table below reconciles the Company’s operating income by segment to income before income taxes as reported in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Operating income by segment	$4,325,538	$5,637,283	$16,868,123	$13,073,023
Corporate unallocated costs	(2,724,616)	(1,711,275)	(6,967,514)	(4,906,187)
Interest income	5,092	5,249	16,384	16,085
Interest expense and amortization of debt issuance costs	(77,607)	(121,628)	(583,524)	(371,478)
Depreciation and amortization expense	(432,534)	(343,537)	(1,278,564)	(999,059)
Significant non-cash items	(70,578)	(49,815)	(175,236)	(107,592)
Change in fair value of derivative instruments	(11,729,368)	(2,417,772)	(27,267,016)	(5,075,489)
Change in fair value of stock-based liabilities	—	(2,854,556)	—	(4,921,376)
Gain from settlement agreements	—	1,761,792	—	1,761,792
Other income	51,308	—	63,308	—
Loss before income taxes	$(10,652,765)	$(94,259)	$(19,324,039)	$(1,530,281)

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

As of December 31, 2024, the Company owes an aggregate of $1,858,629 to Mikah in accordance with the agreements, with such amount being recorded as an accrued expense on the unaudited condensed consolidated balance sheets.

NOTE 15. INCOME TAXES

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based on the effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company’s income tax (expense)/benefit was $(239,175) and $800,613 for the three months ended December 31, 2024 and 2023, respectively. The Company’s income tax (expense)/benefit was $(1,988,357) and $18,313,045 for the nine months ended December 31, 2024 and 2023, respectively.

NOTE 16. SUBSEQUENT EVENTS

On February 9, 2025, the FDA notified the Company of its approval of the Company’s newly constructed facility at 144 Ludlow Avenue, Northvale NJ as a commercial packaging site.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the Nine Months Ended December 31, 2024 and 2023 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2024. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We occupy manufacturing, warehouse, laboratory and office space at 135, 144 and 165 Ludlow Avenue in Northvale, NJ (the “Northvale Facility”). The Northvale Facility operates under Current Good Manufacturing Practice and is a United States Drug Enforcement Agency registered facility for research, development, and manufacturing. We are also party to an operating lease for office space at North Bay Village, Florida (the “NBV Office Lease”).

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

As of the date of filing of this Quarterly report on Form 10-Q, Oxycodone Hydrochloride and Acetaminophen tablets and Methodone Hydrochloride tables have not yet been commercially launched.

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

On November 18, 2024, the Company reported that it received approval from the FDA for a generic version of Vyvanse® (Lisdexamphetamine Dimesylate) with strengths of 10mg, 20mg, 30mg, 40mg, 50mg, 60mg, and 70mg capsules. This product is for treatment of attention deficit hyperactivity disorder (“ADHD”) and is marketed and sold under the Elite Laboratories Inc. brand label. The Company announced the commercial launch of this product on December 26, 2024.

On December 2, 2024, the Company announced the commercial launch of Elite’s generic version of Norco® (Acetaminophen and Hydrocodone Bitartrate) 325mg/2.5mg, 325mg/5mg, 325mg/7.5mg and 325mg/10mg tablets.

Commercial Products

We own, license, contract manufacture or have contractual rights to receive royalties from the following products currently approved for commercial sale:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	N/A	Cardiovascular	January 2015
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Immediate Release 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg tablets (“Amphetamine IR 5mg”, “Amphetamine IR 7.5mg”, “Amphetamine IR 10mg”, “Amphetamine IR 12.5mg”, “Amphetamine IR 15mg”, “Amphetamine IR 20mg” and “Amphetamine IR 30mg”)	Adderall®	Central Nervous System (“CNS”) Stimulant	April 2019
Dantrolene Sodium Capsules 25mg, 50mg and 100mg (“Dantrolene 25mg”, “Dantrolene 50mg”, “Dantrolene 100mg”)	Dantrium®	Muscle Relaxant	June 2019
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Extended Release 5mg, 10mg, 15mg, 20mg, 25mg, and 30mg capsules (“Amphetamine ER 5mg”, “Amphetamine ER 10mg”, “Amphetamine ER 15mg”, “Amphetamine ER 20mg”, “Amphetamine ER 25mg”, and “Amphetamine ER 30mg”)	Adderall XR®	Central Nervous System (“CNS”) Stimulant	March 2020
Loxapine Succinate 5mg, 10mg, 25mg and 50gm capsules (“Loxapine 5mg”, “Loxapine 10mg”, “Loxapine 25mg”, and Loxapine 50mg”)	Loxapine®	Antipsychotic	May 2021
Methotrexate Sodium 2.5mg tablets (“Methotrexate 2.5mg”)	Otrexup PF®	Antimetabolite	August 2024
Acetaminophen and Codeine Phosphate 300mg/15mg, 300mg/30mg and 300mg/60mg tablets (“APAP Codeine Tablets”).	Tylenol® with Codeine	Pain	October 2024
Acetaminophen and Hydrocodone Bitartrate 325mg/2.5mg, 325mg/5mg, 325mg/7.5mg, and 325mg/10mg tablets (“APAP Hydrodocone Tablets”)	Norco®	Pain	December 2024
Lisdexamphetamine Dimesylate 10mg, 20mg, 30mg, 40mg, 50mg 60mg and 70mg capsules (“Lisdex Capsules”)	Vyvanse®	ADHD	December 2024

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

Discontinued and Transferred Products

As part of standard operating practices, the Company, from time to time, as relevant, conducts evaluations of all ANDAs owned, consisting, without limitation, of ANDAs acquired or approved prior to the fiscal year ended March 31, 2024 (“Fiscal 2024”) and ANDAs acquired or approved during the quarterly period ending December 31, 2024. Such evaluations include, without limitation, costs and benefits relating to each ANDA owned, with such costs including those fees required under the FDA’s Generic Drug User Fee Amendment which is significantly influenced by the number of ANDAs owned, and other costs and benefits taking into consideration various specific market factors for each ANDA. Those ANDAs with a cost/benefit profile not consistent with management criteria for continuation are identified for disposition and effort is made to determine the optimal course of action to achieve disposition of the ANDA.

The Company did not transfer or discontinue any ANDAs during the quarterly period ending December 31, 2024 or Fiscal 2024.

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

The allowance for expected credit losses is based on the probability of future collection under the current expected credit loss (“CECL”) impairment model under Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Assets, which was adopted by the Company on April 1, 2023. Under the CECL impairment model, the Company determines its allowance by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The Company also considers reasonable and supportable current information in determining its estimated loss rate, such as external forecasts, macroeconomic trends or other factors, including customers’ credit risk and historical loss experience. The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed to be uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to credit losses in the period incurred. Expected credit losses stemming from unbilled receivables expected to billed between December 31, 2024 and December 31, 2028 included additional risk premiums estimated based on factors such as projected inflation, projected decreases in GDP, and projected unemployment.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdictions until the applicable statutes of limitation expire. As of December 31, 2024, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States of America – Federal, 2020 and forward, and State, 2019 and forward. The Company did not record unrecognized tax positions for the nine months ended December 31, 2024.

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

Three months ended December 31, 2024 compared to the three months ended December 31, 2023

Revenue, Cost of manufacturing and Gross profit:

	For the Three Months Ended December 31,		Change
	2024	2023	Dollars	Percentage
Manufacturing fees	$13,738,131	$14,791,110	$(1,052,979)	(7)%
Licensing fees	626,117	747,690	(121,573)	(16)%
Total revenue	14,364,248	15,538,800	(1,174,552)	(8)%
Cost of manufacturing	8,244,907	8,497,727	(252,820)	(3)%
Gross profit	$6,119,341	$7,041,073	$(921,732)	(13)%

Gross profit - percentage	43%	45%

Total revenues for the three months ended December 31, 2024 decreased by $1.2 million or 8%, to $14.4 million, as compared to $15.5 million, for the corresponding period of the prior year, primarily due to decreased sales of the Elite label products during the current quarter in comparison to the comparable quarter of the prior fiscal year achieved as a result of decreased shipments during the extended holiday period in the current fiscal year that occurred as a result of the mid-week December and New Years holidays and allocation of manufacturing/marketing resources to the commercial launch of Lisdex Capsules, which had its full launch in January 2025.

Manufacturing fees revenue for the three months ended December 31, 2024 decreased by $1.1 million, or 7%, primarily due to decreased sales of the Elite label products during the current fiscal year in comparison to the comparable quarter of the prior fiscal year achieved as a result of decreased shipments during the extended holiday period in the current fiscal year that occurred as a result of the mid-week December and New Years holidays and allocation of manufacturing/marketing resources to the commercial launch of Lisdex Capsules.

Licensing fees revenue for the three months ended December 31, 2024 decreased by $0.1 million, or 16%, primarily due to the Company’s transitioning away from licensing products to third parties to marketing of the Elite label, which does not result in revenues from licensing fees.

Cost of manufacturing consists of manufacturing and assembly costs. Our cost of manufacturing decreased by $0.3 million or 3% primarily due to these costs being positively correlated to manufacturing revenues as well as product lines having varying gross profit margins. Changes in the mix of product line revenues result in variances in overall cost of manufacturing as a percentage of overall revenues.

Our gross profit margin was 43% during the three months ended December 31, 2024 as compared to 45% during the comparable period of the prior fiscal year. The decrease is due to the fixed cost component of manufacturing costs being allocated to a lower revenue base combined with a product line mix with a higher proportion of lower margin product lines as compared to the product line mix relating to sales in the comparable period of the prior fiscal year.

Operating expenses:

	For the Three Months Ended December 31,		Change
	2024	2023	Dollars	Percentage
Operating expenses:
Research and development	$1,793,803	$1,403,790	$390,013	28%
General and administrative	2,724,616	1,711,275	1,013,341	59%
Non-cash compensation	70,578	49,815	20,763	42%
Depreciation and amortization	432,534	343,537	88,997	26%
Total operating expenses	$5,021,531	$3,508,417	$1,513,114	43%

Operating expenses for the three months ended December 31, 2024 increased by $1.5 million, or 43%, to $5.0 million as compared to $3.5 million for the corresponding period in the prior fiscal year, largely due to increases in general and administrative costs of $1.0 million and research and development costs of $0.4 million.

Research and development costs during the three months ended December 31, 2024 were $1.8 million, an increase of $0.4 million, or 28%, from approximately $1.4 million of such costs for the comparable period of the prior year. The increase was the result of the number, timing and nature of product development activities conducted during the three months ended December 31, 2024 as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the three months ended December 31, 2024 were $2.7 million, an increase of $1.0 million or approximately 59% from the comparable period of the prior fiscal year, largely due to increased human resource costs resulting from increased headcounts as well as increased costs of regulatory, financial and tax reporting compliance as compared to the comparable period of the prior year.

Non-cash compensation expense for the three months ended December 31, 2024 and 2023 was less than $0.1 million.

Depreciation and amortization expenses from the three months ended December 31, 2024 were $0.4 million, which increased by $0.1 million or 26% for the corresponding period of the prior fiscal year as a result of additional capital expenditures and ASC 842 finance leases acquired as compared with such costs for the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations during the three months ended December 31, 2024 was $1.1 million, compared to income from operations of $3.5 million for the comparable period of the prior fiscal year.

Other (expense) income:

	For the Three Months Ended December 31,		Change
	2024	2023	Dollars	Percentage
Other (expense) income:
Change in fair value of derivative financial instruments - warrants	$(11,729,368)	$(2,417,772)	$(9,311,596)	385%
Change in fair value of stock-based liabilities	—	(2,854,556)	2,854,556	(100)%
Interest expense and amortization of debt issuance costs	(77,607)	(121,628)	44,021	(36)%
Gain from settlement agreements	—	1,761,792	(1,761,792)	(100)%
Interest income	5,092	5,249	(157)	(3)%
Other income	51,308	—	51,308	—%
Other (expense) income, net	$(11,750,575)	$(3,626,915)	$(8,123,660)	224%

Other (expense) income for the three months ended December 31, 2024 was a net other (expense) of $11.8 million, an increase of $8.1 million from a net other (expense) of $3.6 million for the comparable period of the prior fiscal year. The increase was primarily due to an increase of $9.3 million in other expenses relating to the change in fair value of derivative financial instruments. The change in the fair value of derivative instruments and stock-based liabilities is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the other income expense recorded from changes in the fair value of our derivatives instruments and stock-based liabilities and changes in the closing price of the Company’s Common Stock. This increase was offset by other income (expense) recorded in the period ended December 31, 2023, which included the following two line items that did not occur during the period ended December 31, 2024: expense of $2.9 million from change in fair value of stock based liabilities and gain from settlement agreements of $1.8 million. The change in fair value of stock based liabilities relates to stock based compensation policies that were discontinued at the end of the fiscal year ended March 31, 2023. The gain from settlement agreements is a one-time event that occurred during the period ended December 31, 2023, but not in the period ended December 31, 2024. Taken together, these two items from the prior fiscal year contributed a net $1.1 million in other expenses, which were a component of the overall increase in net other expenses of $8.1 million.

As a result of the foregoing, our net loss before income taxes for the three months ended December 31, 2024 was $10.7 million, compared to net loss before income taxes of $0.1 million for the comparable period of the prior fiscal year.

Income Taxes:

The Company recorded tax (expense)/benefit of approximately (2.2)% and 849.4% of loss before income taxes, for the three months ended December 31, 2024 and 2023, respectively. The decrease of the effective tax rate for the current period as compared to the prior period is primarily due to the release of the valuation allowance on the Company’s deferred tax assets as of December 31, 2023 and the nondeductible fair market value change in the Company’s warrant derivative liabilities.

Nine months ended December 31, 2024 compared to the nine months ended December 31, 2023

Revenue, Cost of revenue and Gross profit:

	For the Nine Months Ended December 31,		Change
	2024	2023	Dollars	Percentage
Manufacturing fees	$50,407,239	$36,208,217	$14,199,022	39%
Licensing fees	1,640,417	2,467,844	(827,427)	(34)%
Total revenue	52,047,656	38,676,061	13,371,595	35%
Cost of manufacturing	29,256,109	20,437,354	8,818,755	43%
Gross profit	$22,791,547	$18,238,707	$4,552,840	25%

Gross profit - percentage	44%	47%

Total revenues for the nine months ended December 31, 2024 increased by $13.4 million or 35%, to $52.0 million, as compared to $38.7 million, for the corresponding period of the prior year This increase was primarily driven by manufacturing fees revenue which increased by $14.2 million, or 39%, as compared to the corresponding period of the prior year. This increase is due to increased sales of the Elite label products during the current fiscal year in comparison to the comparable period of the prior fiscal year. The Elite label products were launched during the prior fiscal year and the current fiscal year represents their second year in the market. The additional twelve months of marketing the Elite label products has had a positive impact on sales, on a cumulative basis when compared to the sales achieved in the comparable period of the prior year.

Licensing fees revenue decreased by $0.8 million, or 34%. This decrease is primarily due to the expiration of the marketing alliance agreements between the Company and Lannett Company, Inc. dated March 6, 2019 and April 9, 2019 (the “Lannett Agreements”) on March 31, 2023. License fees earned during the nine months ended December 31, 2023 included residual amounts earned in relation to the expired Lannett Agreements. License fees earned during the nine months ended December 31, 2024 did not include such residual amounts. In addition, the Company is transitioning away from licensing products to third parties to marketing of the Elite label, which does not result in revenues from licensing fees.

Cost of manufacturing consists of manufacturing and assembly costs. Our cost of revenue increased by $8.8 million or 43%, to $29.3 million as compared to $20.4 million for the corresponding period in the prior fiscal year. This increase was due to an increased volume of products sold during the nine months ended December 31, 2024, as compared to the comparable period of the prior fiscal year, as noted above.

Our gross profit margin was 44% during the nine months ended December 31, 2024 as compared to 47% during the comparable period of the prior fiscal year. The decrease is due to increased labor costs resulting from manufacturing personnel overtime hours incurred to ensure production and supply of our products in response to increased demand. In addition, during the nine months ended December 31, 2024, manufacturing fees represented a higher proportion of total revenue, as compared to licensing fees. Manufacturing fees generate lower gross profit margins as compared to licensing fees, due to it having a related cost of manufacturing, which is not associated with licensing fees. The Company is in the process of expanding its manufacturing facilities and capacity to achieve utilization rates that will yield higher volumes at standard labor rates.

Operating expenses:

	For the Nine Months Ended December 31,		Change
	2024	2023	Dollars	Percentage
Operating expenses:
Research and development	$5,923,424	$5,165,684	$757,740	15%
General and administrative	6,967,514	4,906,187	2,061,327	42%
Non-cash compensation	175,236	107,592	67,644	63%
Depreciation and amortization	1,278,564	999,059	279,505	28%
Total operating expenses	$14,344,738	$11,178,522	$3,166,216	28%

Operating expenses for the nine months ended December 31, 2024 increased by $3.2 million, or 28%, to $14.3 million as compared to $11.2 million for the corresponding period in the prior fiscal year, largely due to an increase in research and development of $0.8 million and general and administrative expenses of $2.1 million.

Research and development costs during the nine months ended December 31, 2024 were $5.9 million, an increase of $0.8 million, or 15%, from approximately $5.2 million of such costs for the comparable period of the prior year. The increase was a result of the timing and nature of product development activities during the nine months ended December 31, 2024 as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the nine months ended December 31, 2024 were $7.0 million as compared to $4.9 million for the corresponding period in the prior fiscal year, an increase of $2.1 million or approximately 42%, largely due to increased human resource costs resulting from increased headcounts as well as increased costs of regulatory, financial and tax reporting compliance as compared to the comparable period of the prior year.

Non-cash compensation expense for the nine months ended December 31, 2024 was $0.2 million as compared to $0.1 million for the comparable period of the prior fiscal year, an increase of $0.07 million or approximately 63%, with such increase being attributed to the issuance to employees of options to purchase Common Stock.

Depreciation and amortization expenses from the nine months ended December 31, 2024 were $1.3 million as compared to $1.0 million for the corresponding period of the prior fiscal year, an increase of $0.3 million or 28%, due to additional capital expenditures and ASC 842 finance leases acquired as compared to the corresponding period from the prior fiscal year.

As a result of the foregoing, our income from operations during the nine months ended December 31, 2024 was $8.4 million, compared to income from operations of $7.1 million for the comparable period of the prior fiscal year.

Other (expense) income:

	For the Nine Months Ended December 31,		Change
	2024	2023	Dollars	Percentage
Other (expense) income:
Change in fair value of derivative financial instruments - warrants	$(27,267,016)	$(5,075,489)	$(22,191,527)	437%
Change in fair value of stock-based liabilities	—	(4,921,376)	4,921,376	(100)%
Interest expense and amortization of debt issuance costs	(583,524)	(371,478)	(212,046)	57%
Interest income	16,384	16,085	299	2%
Other income	63,308	—	63,308	—%
Gain from settlement agreement	—	1,761,792	(1,761,792)	100%
Other (expense) income, net	$(27,770,848)	$(8,590,466)	$(19,180,382)	223%

Other (expense) income for the nine months ended December 31, 2024 was a net other expense of $27.8 million, an increase of $19.2 million from a net other expense of $8.6 million for the comparable period of the prior fiscal year. The increase was primarily due to an increase of $22.2 million in other expenses relating to the change in fair value of derivative financial instruments. The change in the fair value of derivative instruments and stock-based liabilities is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the other income expense recorded from changes in the fair value of our derivatives instruments and stock-based liabilities and changes in the closing price of the Company’s Common Stock. The increase was offset by other income (expense) recorded in the period ended December 31, 2023, which included the following two line items that did not occur during the period ended December 31, 2024: expense of $4.9 million from change in fair value of stock based liabilities and gain from settlement agreements of $1.8 million The change in fair value of stock based liabilities relates to stock based compensation policies that were discontinued at the end of the fiscal year ended March 31, 2023. The gain from settlement agreements is a one-time event that occurred during the period ended December 31, 2023, but not in the period ended December 31, 2024. Taken together, these two items from the prior fiscal year contributed a net $3.2 million in other expenses, which were a component of the overall increase in net other expenses of $19.2 million.

As a result of the foregoing, our net loss before income taxes for the nine months ended December 31, 2024 was $19.3 million, compared to net loss before income taxes of $1.5 million for the comparable period of the prior fiscal year.

Income Taxes:

The Company recorded tax (expense)/benefit of approximately (10.3)% and 1,196.7% of loss before income tax expense, for the nine months ended December 31, 2024 and 2023, respectively. The decrease of the effective tax rate for the current period as compared to the prior period is primarily due to the release of the valuation allowance on the Company’s deferred tax assets as of December 31, 2023 and the nondeductible fair market value change in the Company’s warrant derivative liabilities.

Liquidity and Capital Resources

Capital Resources

	December 31, 2024	March 31, 2024	Change
Current assets	$48,049,677	$40,014,189	$8,035,488
Current liabilities	$14,688,832	$13,049,764	$1,639,068
Working capital	$33,360,845	$26,964,425	$6,396,420

Our working capital (total current assets less total current liabilities) increased by $6.4 million from $27.0 million as of March 31, 2024 to $33.4 million as of December 31, 2024, with such increase being primarily related to the increase in finished goods inventory and accounts receivable, associated with increased customer orders during the nine months ended December 31, 2024.

Summary of Cash Flows:

	For the Nine Months Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$3,537,608	$(5,334,614)
Net cash used in investing activities	$(1,645,722)	$(406,007)
Net cash (used in) provided by financing activities	$(688,696)	$3,740,150

Net cash provided by operating activities for the nine months ended December 31, 2024 was $3.5 million compared to net cash used in operating activities of $5.3 million for the corresponding period of the prior year. Net cash provided by operating activities included, without limitation, net loss of $21.3 million, increased by the change in the change in fair value of derivative financial instruments - warrants of $27.3 million, deferred tax expenses of $1.5 million, and other non-cash expenses of $1.9 million, and reduced by increases in operating assets and liabilities totaling $5.8 million. Net cash used in operating activities during the prior fiscal year included, without limitation, net income of $16.8 million, increased by depreciation and other non-cash expenses totaling $10.1 million and reduced by increases in accounts receivable and inventory totaling $17.9 million.

Net cash used in investing activities for the nine months ended December 31, 2024 was $1.6 million compared to net cash used in investing activities of $0.4 million for the corresponding period of the prior year. Net cash used in investing activities was comprised of purchases of property and equipment of approximately $0.9 million and purchases of intangible assets consisting of ANDA products of approximately $0.9 million. Net cash used in investing activities during the prior fiscal year was comprised of purchases of property and equipment of approximately $0.4 million.

Net cash used in financing activities was $0.7 million for the nine months ended December 31, 2024 compared to net cash provided by financing activities of $3.7 million for the corresponding period of the prior year. Net cash used in financing activities consisted primarily of payments of bond and loan principal totaling $0.4 million and payments on principal on finance lease obligations of $0.2 million. Net cash provided by financing activities of $3.7 million during the prior fiscal year was due to $4.0 million in proceeds from related party loan, offset by $0.3 million in other debt repayments.

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

On July 1, 2022, EWB provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at WSJP plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of December 31, 2024, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of December 31, 2024, and through the date of filing of this quarterly report on Form 10-Q, the Company is not aware of the existence of any violations of financial covenants included in the EWB Mortgage Loan.

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

During the three and nine months ended December 31, 2024 and 2023, the Company did not issue any shares of Common Stock to Lincoln Park.

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

Bond issue costs of $354,454 were paid from the bond proceeds and are being amortized over the life of the bonds. Amortization of bond issuance costs amounted to $10,633 for the nine months ended December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, the Company has concluded that due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective as of December 31, 2024 at the reasonable assurance level.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the nine months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Litigation

Elite filed a paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA Elite sent the patentee and NDA holder a Notice Letter. This was followed by a patent infringement suit filed by Purdue Pharma in which fifteen patents were asserted in Purdue’s Complaint. The parties submitted stipulations and proposed orders on January 12, 2024 and July 12, 2024 staying all matters for six months with the possibility of further extensions subject to the court’s approval and based on the circumstances of the pending Accord I and Accord II case. The parties submitted a stipulation and proposed order on September 24, 2024 staying all matters until the Federal Circuit’s decision in the pending the Accord I appeal.

Purdue has already asserted claims of infringement of certain patents against Accord Healthcare Inc. In Purdue Pharma L.P., et al. v. Accord Healthcare Inc., Civil Action No. 20-1362(RGA) in the District of Delaware (“the Accord I case”), the district court found the asserted claims invalid due to obviousness; that decision was affirmed by the Federal Circuit on December 30, 2024. Purdue is considering whether to seek Supreme Court review of the recent Federal Circuit decision in the Accord I case. In another patent infringement case against Accord (“the Accord II case”), the district court found the asserted claims of another patent invalid due to obviousness.

The parties submitted a stipulation and proposed order on January 30, 2025 staying the proceedings for 30 days to enable the parties to meet and confer regarding the impact of the Accord I and Accord II decisions on this case.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

ELITE PHARMACEUTICALS, INC.

February 13, 2025	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

February 13, 2025	By:	/s/ Carter Ward
Carter Ward Chief Financial Officer (Principal Accounting and Financial Officer)

