Form 10-K
period 2025-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2025-06-30
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $323,296,443, based on the last sales price reported for such date on the OTCQB Venture Market.

The number of shares outstanding of each of the registrant’s classes of common stock, as of June 27, 2025:

Common Stock - 1,068,463,108 shares

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact are forward-looking statements, and include, without limitation, estimated future results of operations, estimates of future revenues, future expenses, future net income and future net income per share, as well as statements regarding future financing activities, changes in consumer spending, decisions to engage in certain medical procedures, future governmental orders that could impact our operations and the ability of our manufacturing facilities and suppliers to fulfill their obligations to us, and any other statements that refer to our expected, estimated or anticipated future results. Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “would”, “continue”, “pursue”, “anticipate,” “estimate,” “forecast”, “contemplate”, “envisage”, “project”, or “continue” or the negative other variations thereof, or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. All statements other than statements of historical fact included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note, without limitation, that statements regarding the preliminary nature of the clinical program results and the potential for further product development, that involve known and unknown risks, delays, uncertainties and other factors not under our control, the requirement of substantial future testing, clinical trials, regulatory reviews and approvals by the United States Food and Drug Administration (“FDA”) and other regulatory authorities prior and subsequent to the commercialization of products under development and those currently related to commercial operations, our ability to fund all of our activities and our ability to manufacture and sell any products, gain market acceptance earn a profit from sales or licenses of any drugs or our ability to discover new drugs in the future are all forward-looking in nature.

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

We believe that our business strategy enables us to reduce its risk by having a diverse product portfolio.

Commercial Products

We own, license, manufacture, sell, distribute or receive royalties from the following products currently being sold commercially:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	N/A	Cardiovascular	January 2015
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Immediate Release 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg tablets (“Amphetamine IR 5mg”, “Amphetamine IR 7.5mg”, “Amphetamine IR 10mg”, “Amphetamine IR 12.5mg”, “Amphetamine IR 15mg”, “Amphetamine IR 20mg” and “Amphetamine IR 30mg”)	Adderall®	Central Nervous System (“CNS”) Stimulant	April 2019
Dantrolene Sodium Capsules 25mg, 50mg and 100mg (“Dantrolene 25mg”, “Dantrolene 50mg”, “Dantrolene 100mg”)	Dantrium®	Muscle Relaxant	June 2019
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Extended Release 5mg, 10mg, 15mg, 20mg, 25mg, and 30mg capsules (“Amphetamine ER 5mg”, “Amphetamine ER 10mg”, “Amphetamine ER 15mg”, “Amphetamine ER 20mg”, “Amphetamine ER 25mg”, and “Amphetamine ER 30mg”)	Adderall XR®	Central Nervous System (“CNS”) Stimulant	March 2020
Loxapine Succinate 5mg, 10mg, 25mg and 50gm capsules (“Loxapine 5mg”, “Loxapine 10mg”, “Loxapine 25mg”, and Loxapine 50mg”)	Loxapine®	Antipsychotic	May 2021
Vigabatrin Powder 500mg (“Vigabatrin 500mg”)	Sabril®	Anti-epileptic	January 2024
Methotrexate Sodium 2.5mg tablets (“Methotrexate 2.5mg”)	Otrexup PF®	Antimetabolite	August 2024
Acetaminophen and Codeine Phosphate 300mg/15mg, 300mg/30mg, 300mg/60mg tablets (“APAP Codeine 300mg/15mg”, “APAP Codeine 300mg/30mg”, and “APAP Codeine 300mg/60mg”)	Tylenol® with Codeine	Pain	October 2024
Acetaminophen and Hydrocodone Bitartrate 325mg/2.5mg, 325mg/5mg, 325mg/7.5mg and 325mg/10mg tablets (“APAP Hydrocodone 325mg/2.5mg”, “APAP Hydrocodone 325mg/5mg”, APAP Hydrocodone 325mg/7.5mg and APAP Hydrocodone 325mg/10mg”)	Norco®	Pain	December 2024
Lisdexamfetamine Dimesylate 10mg, 20mg, 30mg, 40mg, 50mg, 60mg and 70mg capsules (“Lisdex 10mg”, “Lisdex 20mg”, “Lisdex 30mg”, “Lisdex 40mg”, “Lisdex 50mg”, “Lisdex 60mg” and “Lisdex 70mg”)	Vyvanse®	ADHD	December 2024
Oxycodone Hydrochloride and Acetaminophen 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets (“Oxy APAP 5/325”, “Oxy APAP 7.5/325” and “Oxy APAP 10/325”)	Percocet®	Pain	April 2025 (Subsequent to year-end)

Note: Phentermine 37.5mg is also referred to as “Phentermine Tablets”. Phentermine 15mg and Phentermine 30mg are collectively and individually referred to as “Phentermine Capsules”. Phendimetrazine 35mg is also referred to as “Phendimetrazine Tablets”. Naltrexone 50mg is also referred to as “Naltrexone Tablets”. Isradipine 2.5mg and Isradipine 5mg are collectively and individually referred to as “Isradipine Capsules”. Trimipramine 25mg, Trimipramine 50mg, and Trimipramine 100mg are collectively and individually referred to as “Trimipramine Capsules”. Amphetamine IR 5mg, Amphetamine IR 7.5mg, Amphetamine IR 10mg, Amphetamine IR 12.5mg, Amphetamine IR 15mg, Amphetamine IR 20mg and Amphetamine IR 30mg are collectively and individually referred to as “Amphetamine IR Tablets”. Dantrolene 25mg, Dantrolene 50mg and Dantrolene 100mg are collectively and individually referred to as “Dantrolene Capsules”. Amphetamine ER 5mg, Amphetamine ER 10mg, Amphetamine ER 15mg. Amphetamine ER 20mg, Amphetamine ER 25mg and Amphetamine ER 30mg are collectively and individually referred to as “Amphetamine ER Capsules”. Loxapine 5gm, Loxapine 10mg, and Loxapine 25mg, Loxapine 50mg are collectively and individually referred to as “Loxapine Capsules”, Vigabatrin 500mg is collectively and individually referred to as “Vigabatrin Powder”, Methotrexate 2.5mg” is collectively and individually referred to as “Methotrexate Tablets”, APAP Codeine 300mg/15mg, APAP Codeine 300mg/30mg, and APAP Codeine 300mg/60mg are collectively and individually referred to as “APAP Codeine Tablets, APAP Hydrocodone 325mg/2.5mg, APAP Hydrocodone 325mg/5mg, APAP Hydrocodone 325mg/7.5mg and APAP Hydrocodone 325mg/10mg are collectively and individually referred to as “APAP Hydrocodone Tablets”, Lisdex 10mg, Lisdex 20mg, Lisdex 30mg, Lisdex 40mg, Lisdex 50mg, Lisdex 60mg and Lisdex 70mg are collectively and individually referred to as “Lisdex Capsules” and Oxy APAP 5/325, Oxy APAP 7.5/325 and Oxy APAP 10/325 are collectively and individually referred to as “Oxy APAP Tablets”.

Phentermine 37.5mg

The Company acquired two ANDA’s for Phentermine 37.5mg, in 2010 and 2013, respectively.

Sales and marketing rights for Phentermine 37.5mg relating to the approved ANDA acquired in 2010 are included in the licensing agreement between the Company and Precision Dose Inc. (“Precision Dose”) dated September 10, 2010 (the “Precision Dose License Agreement”). Please see the section below titled “Precision Dose License Agreement” for further details of this agreement. This product is currently being manufactured by Elite and distributed by TAGI Pharma Inc. (“TAGI”) under the Precision Dose License Agreement.

The Phentermine 37.5mg product relating to the approved ANDA acquired in 2013 is currently a commercial product being manufactured at the Northvale Facility and distributed by Elite Labs.

During the year ended March 31, 2025, the Company withdrew the ANDA for Phentermine 37.5mg capsules from the market as it did not intend to engage in commercial operations with this product. As a result, the Company recognized an impairment on this product.

Phendimetrazine Tartrate 35mg

The ANDA for Phendimetrazine was acquired by Elite in 2013.

Phendimetrazine 35mg is currently a commercial product being manufactured at the Northvale Facility and distributed by Elite Labs.

Phentermine 15mg and Phentermine 30mg

Phentermine 15mg capsules and Phentermine 30mg capsules were developed by the Company, with Elite receiving approval from the FDA of the related ANDA in September 2012.

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

Amphetamine IR Tablets

On December 10, 2018, the Company received approval from the FDA for Amphetamine IR Tablets, a generic version of Adderall®, an immediate-release mixed salt of a single entity Amphetamine product (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate) with strengths of 5 mg, 7.5 mg, 10 mg, 12.5 mg, 15 mg, 20 mg, and 30 mg tablets. The product is a central nervous system stimulant and indicated for the treatment of Attention Deficit Hyperactivity Disorder (ADHD) and Narcolepsy.

Amphetamine IR Tablets are currently a commercial product being manufactured by Elite and distributed by Elite Labs.

On October 10, 2024, the Company announced the Israeli Ministry of Health approval for Amphetamine IR Tablets. The Company will manufacture and supply Amphetamine IR Tablets to Dexcel Pharma (or Akiva, Israel), the Company’s exclusive distributor for the Israeli market, under the Dexcel Pharma label. Commercial launch of Amphetamine IR Tablets in Israel has not yet occurred.

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

Dantrolene Capsules

The approved ANDAs for Dantrolene 25mg, Dantrolene 50mg and Dantrolene 100mg (collectively, “Dantrolene Capsules”) were acquired by Elite in 2013. Dantrolene Capsules are a commercial product being manufactured by Elite at the Northvale Facility and distributed by Elite Labs.

During the year ended March 31, 2025, the Company recognized an impairment of the Dantrolene Capsules, as a result of reassessments of the expected future cash flows for this product.

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

On November 21, 2022, the Company entered into a Manufacturing and Supply Agreement with Pyros (the “Pyros Manufacturing and Supply Agreement”), pursuant to which the Company manufactured and supplied to Vigabatrin Powder to Pyros at an agreed upon price. This agreement was terminated upon mutual agreement as of January 10, 2025.

Methotrexate Tablets

On May 20, 2024, the Company received approval from the FDA for Methotrexate Tablets, a product that belongs to the antimetabolite class of drugs. Methotrexate Tablets were commercially launched in August 2024 and are manufactured at the Elite Facility and distributed by Elite Labs.

APAP Codeine Tablets

On June 17, 2024, the Company entered into an asset purchase agreement with Nostrum Laboratories Inc. (the “Nostrum Asset Purchase Agreement”), pursuant to which the Company acquired all rights in and to the approved ANDA for APAP Codeine Tablets and a royalty-free, non-exclusive perpetual license to use the manufacturing technology, proprietary information, processes, techniques, protocols, methods, know-how and improvements necessary or used to manufacture this product.

APAP Codeine Tablets were commercially launched in October 2024 and are manufactured at the Elite Facility and distributed by Elite Labs.

APAP Hydrocodone Tablets

On June 17, 2024, pursuant to the Nostrum Asset Purchase Agreement, the Company acquired all rights in and to the approved ANDA to APAP Hydrocodone Tablets and a royalty-free, non-exclusive perpetual license to use the manufacturing technology, proprietary information, processes, techniques, protocols, methods, know-how and improvements necessary or used to manufacture this product.

APAP Hydrocodone Tablets were commercially launched in December 2024 and are manufactured at the Elite Facility and distributed by Elite Labs.

Lisdex Capsules

On November 18, 2024, the Company received approval from the FDA for Lisdex Capsules, a product indicated for the treatment of Attention Deficit Hyperactivity Disorder. Lisdex Capsules were commercially launched in December 2024 and are manufactured at the Elite Facility and distributed by Elite Labs.

Oxy APAP Tablets

On June 17, 2024, pursuant to the Nostrum Asset Purchase Agreement, the Company acquired all rights in and to the approved ANDA for Oxy APAP Tablets and a royalty-free, non-exclusive perpetual license to use the manufacturing technology, proprietary information, processes, techniques, protocols, methods, know-how and improvements necessary or used to manufacture this product.

Oxy APAP Tablets were commercially launched in April 2025 and are manufactured at the Elite Facility and distributed by Elite Labs.

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

On July 15, 2016, the FDA issued a Complete Response Letter, (“CRL”), regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA was complete and the application is not ready for approval in its present form.

On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for SequestOx™. The mean Tmax (the amount of time that a drug is present at the maximum concentration in serum) of SequestOx™ was 4.6 hr. with a range of 0.5 hr. to 12 hr. and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective for the study was to determine if the reformulated SequestOx™ had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company paused clinical trials for this formulation of SequestOx™. On January 30, 2018, the Company reported positive topline results from a pilot study conducted for a modified SequestOx™ wherein, based on the results of this pilot study, the modified SequestOx™ formulation is expected to achieve bioequivalence with a Tmax range equivalent to the reference product when conducted in a pivotal trial under fed conditions. The Company has provided the pilot data to the FDA, requesting clarification as to the requirements for resubmission of the NDA. The FDA has provided guidance for repeated bio-equivalence studies in order to bridge the new formulation to the original SequestOx™ studies. Due to the prohibitive cost of such repeated bio-equivalence studies and the uncertain commercial viability given the regulatory and competitive landscape, the Company has paused development of this product candidate.

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

Approved Products Not Yet Commercialized

Doxycycline Hyclate Tablets

The Company received approval in April 2022 from the FDA of an ANDA for a generic version of an antibiotic product, Doxycycline Hyclate Tablets. The product is jointly owned by Elite and Praxgen Pharmaceuticals LLC, formerly SunGen Pharma LLC, (“Praxgen”).

Methadone Hydrochloride Tablets

Pursuant to the Nostrum Asset Purchase Agreement, pursuant to which the Company acquired all rights in and to the approved ANDA for Methadone Hyrochloride Tablets and a royalty-free, non-exclusive perpetual license to use the manufacturing technology, proprietary information, processes, techniques, protocols, methods, know-how and improvements necessary or used to manufacture this product.

There can be no assurances in relation to any of the above approved products not yet commercialized, that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations.

Discontinued and Transferred Products

As part of standard operating practices, the Company, from time to time, as relevant, conducts evaluations of all ANDAs owned, consisting, without limitation, of ANDAs acquired or approved prior to the fiscal year ended March 31, 2025 (“Fiscal 2025”) and ANDAs acquired or approved during the Fiscal 2025. Such evaluations include, without limitation, costs and benefits relating to each ANDA owned, with such costs including those fees required under the FDA’s Generic Drug User Fee Amendment which is significantly influenced by the number of ANDAs owned, and other costs and benefits taking into consideration various specific market factors for each ANDA. Those ANDAs with a cost/benefit profile not consistent with management criteria for continuation are identified for disposition and effort is made to determine the optimal course of action to achieve disposition of the ANDA.

During the year ended March 31, 2025, the Company transferred the following ANDAs from the discontinued list to active:

●	Oxy APAP Tablets

●	APAP Codeine Tablets

●	APAP Hydrocodone Tablets

●	Methadone Hydrochloride Tablets

During the year ended March 31, 2025, the Company withdrew the ANDA for Phentermine 37.5mg capsules from the market as it did not intend to engage in commercial operations with this product and therefore recognized an impairment.

Licensing, Manufacturing and Development Agreements

Precision Dose License Agreement

On September 10, 2010, the Company executed the Precision Dose License Agreement to market and distribute Phentermine 37.5mg, Phentermine 15mg, Phentermine 30mg, Hydromorphone 8mg, Naltrexone 50mg, and certain additional products that require approval from the FDA, through its wholly-owned subsidiary, TAGI, in the United States, Puerto Rico and Canada. Phentermine 37.5mg was launched in April 2011. Hydromorphone 8mg was launched in March 2012. Phentermine 15mg and Phentermine 30mg were launched in April 2013. Naltrexone 50mg was launched in September 2013. Precision Dose has the exclusive right to market these products in the United States and Puerto Rico and a non-exclusive right to market the products in Canada.

Pursuant to the Precision Dose License Agreement, Elite will receive a license fee and milestone payments. The license fee is computed as a percentage of the gross profit, as defined in the Precision Dose License Agreement, earned by Precision Dose as a result of sales of the products. The license fee is payable monthly for the term of the Precision Dose License Agreement. The milestone payments are to be paid in six installments. The first installment was paid upon execution of the Precision Dose License Agreement. The remaining installments are to be paid upon FDA approval and initial shipment of the products to Precision Dose. The term of the Precision Dose License Agreement is 15 years and may be extended for terms of 5 years each.

Prasco Non-Exclusive License Agreement

On April 5, 2023, the Company entered into a non-exclusive license agreement to manufacture, supply and distribute with Prasco, LLC and its affiliate Burel to distribute generic mixed amphetamine extended-release capsules in the United States. The agreement commenced on January 1, 2024 and was terminated with notice on March 31, 2025.

Pyros Manufacturing and Supply Agreement

In conjunction with the sale of its Product to Pyros, the Company executed a Manufacturing and Supply Agreement (the “Pyros Agreement”) with Pyros on November 21, 2002. Under the terms of the Pyros Agreement, the Company received an agreed-upon price per drug for the manufacturing and packaging of Sabril. Revenue per the Pyros Agreement was recognized as control of the manufactured and supplied drugs is transferred to Pyros (at the time of delivery). The Pyros Agreement was terminated by mutual agreement on January 10, 2025.

Products Under Development

Elite’s research and development activities include developing its proprietary abuse-deterrent technology and the development of a range of abuse-deterrent opioid products that utilize this technology or other approaches to abuse deterrence.

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

The Company filed an NDA for the first product to utilize our abuse-deterrent technology, Immediate Release Oxycodone 5mg, 10mg, 15mg, 20mg and 30mg with sequestered Naltrexone (collectively and individually referred to as “SequestOx™”), on January 14, 2016. Please see “Filed products under FDA review; SequestOx™ - Immediate Release Oxycodone with sequestered Naltrexone” above and please note that continued development of this product is currently paused.

The Company is currently evaluating the marketplace when deciding to proceed with the above listed filed application.

Please note that, while the FDA is required to review applications within certain timeframes, during the review process, the FDA frequently requests that additional information be submitted. The effect of such requests and subsequent submissions can significantly extend the time for the FDA review process. Until a product is actually approved, there can be no assurances that the information requested and submitted will be considered adequate by the FDA to justify approval. The packaging and labeling of our approved products are also subject to FDA regulation. Based on the foregoing, it is impossible to anticipate the amount of time that will be needed to obtain FDA approval and to commercialize a product, if approved. In addition, there can be no assurances of the Company filing the required application(s) with the FDA or of the FDA approving such application(s) if filed. The Company’s ability to successfully develop and commercialize products incorporating its abuse-deterrent technology is subject to a high level of risk as detailed in “Item 1A-Risk Factors-Risks Related to our Business” of this Annual Report on Form 10-K.

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

The Company is currently not selling abuse-deterrent and sustained release opioids and is evaluating the market place when deciding to proceed with the above listed filed applications.

Patents

The Company owns the following patents (as of March 31, 2025):

PATENT	EXPIRATION DATE
U.S. patent 9,056,054	June 2030
U.S. patent 10,213,388	June 2030

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

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality, and purity. Under the Prescription Drug User Fee Act (“PDUFA”) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

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

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with good clinical practices (“GCPs”). If the FDA determines that the application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA, it will issue an approval letter or a CRL. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies, or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use. It could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may offer conditional approval subject to, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

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

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings of safety and effectiveness for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired; until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity (“NCE”), listed in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book”, for the referenced product has expired; and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant. In the interim period, the FDA may grant tentative approval. Tentative approval indicates that the FDA has determined that the applicant meets the standards for approval as of the date that the tentative approval is granted. Final regulatory approval can only be granted if the FDA is assured that there is no new information that would affect final regulatory/ approval.

ANDAs

To obtain approval of a generic drug, an applicant must submit an ANDA, to the FDA. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they cannot include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer must rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug (“RLD”).

In order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, route of administration, dosage form, strength of the drug and conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in the Orange Book. Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

When an ANDA applicant submits its application, it is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book. Specifically, the ANDA applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product.

If the follow-on applicant does not challenge the innovator’s listed patents, FDA will not approve the ANDA until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the follow-on applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

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

Controlled Substances

The federal Controlled Substances Act of 1970 (“CSA”) and its implementing regulations establish a “closed system” of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation, exportation, disposal and other requirements under the oversight of the DEA. The DEA is the federal agency responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements in order to prevent the diversion of controlled substances to illicit channels of commerce.

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

For drugs manufactured in the United States, the DEA annually establishes an aggregate quota for the amount of substances within Schedules I and II that may be manufactured or produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas, and individual manufacturing or procurement quotas from time to time, although the DEA has substantial discretion in whether or not to make such adjustments for individual companies. The DEA quota system was amended in 2018 to require sponsors to strengthen controls over diversion of controlled substances, controls and limits the availability and production of controlled substances in Schedule I or II.

Federal laws have been enacted to address the national epidemics of prescription opioid abuse and illicit opioid use. In 2016, the Comprehensive Addiction and Recovery Act (“CARA”), was enacted to address the national epidemics of prescription opioid abuse and heroin use. CARA expands the availability of naloxone for law enforcement and other first responders, forms an interagency task force to develop best practices for pain management with opioid medications and provides resources to improve state monitoring of opioids. The Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (“SUPPORT Act”), which was signed into law in November 2018, includes a number of measures directed towards regulation and improvement of treatment for substance use-disorder and increased coverage by Centers for Medicare and Medicaid Services (“CMS”) of medically-assisted treatment options. In addition, the SUPPORT Act requires HHS to report to Congress on existing barriers to access to abuse-deterrent opioid formulations by Medicare Part C and D beneficiaries

The states also maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State authorities, including Boards of Pharmacy, regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on business, operations and financial conditions. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

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

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (“FCPA”), generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our industry is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently, the SEC and DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies. Violations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Enforcement actions may be brought by the DOJ or the SEC, and legislation has expanded the SEC’s power to seek disgorgement in all FCPA cases filed in federal court and extended the statute of limitations in SEC enforcement actions in intent-based claims such as those under the FCPA from five years to ten years.

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

The Inflation Reduction Act of 2022 (“IRA”) contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the HHS that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions.

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

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that third-party payors, including government payors, will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products or additional pricing pressures. On May 12, 2025, President Trump issued an executive order implementing the concept of most-favored nation pricing. Under this order, the Department of Health and Human Services would direct federal health insurers to pay no more than the lowest price paid by other high-income countries for medications covered by such insurers, including Medicare and Medicaid. Under the order, most-favored nation pricing will apply only to brand products without generic or biosimilar competition. The effect of this order on our business and the pharmaceutical industry in general is not yet known.

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

Competition

We have competition with respect to our principal areas of operation. We develop and manufacture generic products, products using controlled-release drug technology, products utilizing abuse-deterrent technologies, and we develop and market (either on our own or by license to other companies) generic and proprietary controlled-release and abuse-deterrent pharmaceutical products. In both areas, our competition consists of those companies which develop controlled release, abuse-deterrent drugs and alternative drug delivery systems. We do not represent a significant presence in the pharmaceutical industry.

An increasing number of pharmaceutical companies have become interested in the development and commercialization of products incorporating advanced or novel drug delivery systems. Some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of their own drug delivery systems and technologies and some have invested funds in such specialized drug delivery companies. Many of these companies have greater financial and other resources as well as more experience than we do in commercializing pharmaceutical products. Certain companies have a track record of success in developing controlled-release drugs. Significant among these are, without limitation, Pfizer, Sandoz (a Novartis company), Mylan Laboratories, Inc., Endo Pharmaceuticals, Inc., Teva Pharmaceuticals Industries Ltd., Amneal Laboratories, Inc., Mallinckrodt Pharmaceuticals plc, and Aurobindo Pharma USA, Inc. Each of these companies has developed expertise in certain types of drug delivery systems, although such expertise does not carry over to developing a controlled-release version of all drugs. Such companies may develop new drug formulations and products or may improve existing drug formulations and products more efficiently than we can. In addition, almost all of our competitors have vastly greater resources than we do. While our product development capabilities and, if obtained, patent protection may help us to maintain our market position in the field of advanced drug delivery, there can be no assurances that others will not be able to develop such capabilities or alternative technologies outside the scope of our patents, if any, or that even if patent protection is obtained, such patents will not be successfully challenged in the future.

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

Our Reporting Segments

We currently operate in two segments, which are (i) products whose marketing approvals were secured via an ANDA and (ii) products whose marketing approvals were secured via an NDA. ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. For the years ended March 31, 2025 and 2024 revenue from our ANDA segment were $84.0 million and $56.6 million, respectively. For the years ended March 31, 2025 and 2024 revenue from our NDA segment were $0.0 million and $0.0 million, respectively.

Segment information is consistent with the financial information regularly reviewed by our chief operating decision maker, who we have determined to be the Chief Executive Officer, for the purposes of making decisions about allocating resources and assessing performance of the Company. There are currently no intersegment revenues. Asset information by operating segment is not presented below since the CODM does not review this information by segment.

Employees

As of June 25, 2025, we had 68 full-time employees. Full-time employees are engaged in operations, administration, research, and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain, and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

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

Business Related Risks

●	The pharmaceutical industry is highly competitive.

●	Natural disasters and associated supply chain effects.

●	Interruptions in operations at our sole facility could have a material adverse effect on our business.

●	We may sell, withdraw or discontinue manufacture of certain products.

●	We may fail to successfully identify, develop, and commercialize new products.

●	Introduction of generic equivalents of our products by competitors.

●	Our operations could be disrupted by failure of our information systems or cyber-attacks and artificial.

●	Artificial intelligence (“AI”) based platforms may present new risks and challenges to our business.

●	Delays in product development may result in failure to achieve adequate return on investment.

●	Our business is dependent on market acceptance of our products and social and political pressures, including public concern over the abuse of certain products, including opioids may adversely affect our business.

●	Unstable economic conditions may adversely affect our business.

●	We depend on qualified scientific and technical personnel and our ability to attract and retained such.

●	Unsuccessful collaboration or licensing arrangements could limit revenues and product development.

●	Substantial portion of revenues is derived from a limited number of products.

●	We depend to a large extent on third-party suppliers and distributors for the raw materials for our products.

●	Risks related to incorrect or inadequate provision for price adjustments and sales allowances

Financial and Liquidity Related Risks

●	We have identified material weaknesses in our internal controls over financial reporting

●	While we currently qualify as a smaller reporting company under SEC regulations, we cannot be certain, if we take advantage of the reduced disclosure requirements applicable to these companies, that we will not make our stock less attractive to investors. Once we lose smaller reporting company status, the costs and demands placed upon our management are expected to increase.

●	We have a relatively limited operating history and our operating results could fluctuate significantly.

●	Our ability to fund operations is uncertain and we may require additional financing to meet objectives.

●	We most likely will require additional financing to meet our business objectives.

●	We have substantial indebtedness which may adversely affect our financial condition.

●	There is a risk of impairment of significant intangible assets on our balance sheet.

●	GAAP requires estimates, judgements and assumptions which inherently contain uncertainties.

Legal and Regulatory Risks

●	The pharmaceutical industry is heavily regulated, which creates uncertainty and substantial compliance costs.

●	Our business may be adversely affected by legislation or healthcare regulatory reform and initiatives.

●	Use of generics may be limited through legislative, regulatory or efforts of pharmaceutical companies.

●	Our revenues and profits from generic products may decline as a result of changes in regulatory policy.

●	New tariffs and evolving trade policy between the US and other countries may adversely affect our business.

●	The DEA could limit the availability of active ingredients used in many of our products.

●	We received a CRL from the FDA indicating that the SequestOx™ NDA is not ready for approval.

●	Regulatory factors may cause us to be unable to manufacture products or face interruptions in our manufacturing process.

●	Agreements between branded pharmaceutical companies and generic pharmaceutical companies are facing increased government scrutiny in the United States and internationally.

●	Complex reporting and payment obligations under the Medicaid rebate program.

●	Investigations and litigation concerning the calculation of average wholesale prices may adversely affect our business

Litigation and Liability Related Risks

●	We may not be able to obtain or maintain adequate insurance coverages.

●	Litigation, product liability claims, product recalls, government investigations and other significant legal proceedings are common in the pharmaceutical industry.

●	We are subject to various fraud and abuse laws which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.

●	Our products contain controlled substances which may subject us to increased litigation risk and regulation.

●	Mandatory REMS programs could increase the cost, burden, and liability associated with the commercialization of certain products.

●	Illegal distribution and third-party sale of counterfeit versions of our products could have a detrimental effect on our reputation and business.

●	Competitors or other third parties may allege that we are infringing upon their intellectual property.

Intellectual Property Related Risks

●	Our ability to protect intellectual property rights and successfully defend third-party allegations of intellectual property infringement is vital to our business and uncertain.

Risks Related to our Common Shares

●	Dilution from issuance of shares to Lincoln Park Capital Fund, LLC, Directors, Employees, Consultants or upon exercise of warrants and options or the perception that dilution may occur could cause the price per share of common stock to fall.

●	Our common stock is a penny stock, quoted on the OTC bulletin board, with rules in place that could limit trading and liquidity of our shares, increased transaction costs that could adversely affect our price per share.

●	Shareholder activism could negatively affect us.

●	Our stock price has been volatile.

●	Capital raises through sales of securities may cause substantial dilution to existing shareholders.

●	Issuance of shares of common or preferred stock could make achieving a change of control more difficult.

●	We have no plans to pay regular dividends or conduct ordinary share purchases.

Business Related Risks

The pharmaceutical industry is highly competitive.

The pharmaceutical industry is highly competitive and subject to rapid and significant technological change, and we may be unable to compete effectively, which could impair our ability to implement our business model. Competitive factors faced include, without limitation:

●	Introduction of other generic drug manufacturers’ products in direct competition with our generic drug products;

●	Introduction of authorized generic drug products in direct competition with our products, particularly during any period of exclusivity;

●	The ability of generic drug product competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits;

●	Consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups;

●	The willingness of generic drug customer, including, without limitation, wholesale and retail customers, to switch among products of different generic pharmaceutical manufacturers;

●	Pricing pressures by competitors and customers, even if similar price savings are not passed on to consumers;

●	A company’s reputation as a manufacturer and distributor of quality generic pharmaceutical products;

●	A company’s level of service, including, without limitation, maintaining sufficient inventory levels for deliveries consistent with customer expectations;

●	A company’s ability to use and integrate technology, including the use and integration of AI;

●	Product appearance and labeling;

●	A company’s breadth of product offerings;

●	Rapid and significant technological change;

●	Development and commercialization of advanced or novel drug delivery systems;

●	Availability of greater financial resources to fund research and development, marketing, human resources and other operational and overhead resources and capabilities;

●	Development of new formulations and products, or improvement of existing ones, at higher levels of efficiency; and

●	We depend on third-party suppliers and distributors for the raw materials for our products.

●	Our success, if any, will depend in part on our ability to successfully keep pace with these factors.

As we expand our presence in the generic pharmaceuticals market our products may face intense competition from brand-name companies that have taken aggressive steps to thwart competition from generic companies. In particular, brand-name companies continue to sell or license their products directly or through licensing arrangements or strategic alliances with generic pharmaceutical companies (so-called “authorized generics”). No significant regulatory approvals are required for a brand-name company to sell directly or through a third-party to the generic market, and brand-name companies do not face any other significant barriers to entry into such market. In addition, such companies continually seek to delay generic introductions and to decrease the impact of generic competition, using tactics which include, without limitation:

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

If our manufacturing facility or the facilities of any of our suppliers fail to comply with regulatory requirements or encounter other manufacturing difficulties, it could adversely affect our ability to manufacture and supply products. All facilities and manufacturing processes used for the manufacture of pharmaceutical products are subject to inspection by regulatory agencies at any time and must be operated in conformity with cGMP and, in the case of controlled substances, DEA regulations. Compliance with the FDA’s cGMP and DEA requirements applies to both drug products seeking regulatory approval and to approved drug products. In complying with cGMP requirements, pharmaceutical manufacturing facilities must continually expend significant time, money and effort in production, recordkeeping, quality assurance and quality control so that their products meet applicable specifications and other requirements for product safety, efficacy and quality. Failure to comply with applicable legal requirements subjects us, our manufacturing facilities and the facilities of our third-party suppliers to possible legal or regulatory action, including, without limitation, shutdown, which may adversely affect our ability to supply the product. Additionally, our manufacturing facilities, and those of our third-party suppliers may face other significant disruptions due to labor strikes, failure to reach acceptable agreement with labor unions, infringement of intellectual property rights, vandalism, natural disaster, pandemics, storm or other environmental damage, civil or political unrest, export or import restrictions or other events. Were we not able to manufacture products at our manufacturing facilities or were our third-party suppliers unable to manufacture products at their facilities because of regulatory, business or any other reasons, the manufacture and marketing of these products would be interrupted. This could have a material adverse impact on our business, results of operation, financial condition, cash flows, competitive position and ability to operate.

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

Elite’s product pipeline, including the paused development of its abuse-deterrent opioid products, are in various stages of development. Prior to commercialization, product development must be completed that could include scale-up, clinical studies, bioequivalence studies, regulatory filing, regulatory review, approval by the FDA, and/or other development steps. Development is subject to risks. We cannot assure you that development will be successful, or that during development unexpected delays might occur or additional costs might be incurred.

In order to obtain FDA approval to market a new drug product, we must demonstrate proof of safety and effectiveness in humans or bioequivalence to the reference listed drug. To meet these requirements, we must conduct extensive preclinical testing and “adequate and well-controlled” clinical trials and/or bioequivalence studies. Conducting clinical trials and bioequivalence studies is a lengthy, time-consuming, and expensive process. Completion of necessary clinical trials may take several years or more. Delays associated with product candidates for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, without limitation, for example:

●	Ineffectiveness of our product candidate or perceptions by physicians that the product candidate is not safe or effective for a particular indication;

●	Inability to manufacture sufficient quantities of the product candidate for use in clinical trials or bioequivalence studies;

●	Delay or failure in obtaining approval of our clinical trial protocols from the FDA or institutional review boards;

●	Slower than expected rate of patient recruitment and enrollment;

●	Inability to adequately follow and monitor patients after treatment;

●	Difficulty in managing multiple clinical sites;

●	Unforeseen safety issues;

●	Government or regulatory delays, including as a result of staffing reductions at FDA, DEA or other governmental agencies; and,

●	Clinical trial or bioequivalence costs that are greater than we currently anticipate.

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

Our business is dependent on market acceptance of our products and social and political pressures, including public concern over the abuse of opioids may adversely affect our business.

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

Public concern over the abuse of opioid medications, including increased legal and regulatory action, could also negatively affect our business. Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. State and local governmental agencies may investigate us as a manufacturer and/or distributor of medicines containing opioids or in conjunction with their investigation of other pharmaceutical wholesale distributors, and others in the supply chain that have a direct or indirect connection to our operations in relation to the distribution of opioid medications. In addition, multiple lawsuits have been filed against other pharmaceutical manufacturers and distributors alleging, among other claims, that they failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental entities have indicated an intent to sue these other manufacturers and distributors. While no such actions have been taken against us, the immediate effect on the Company has been an inability to commercialize and market three opioid products approved during fiscal years prior to the year ended March 31, 2021 and a cessation of orders for another two other opioid products that had been marketed by our marketing partners. During the year ended March 31, 2020, we disposed of four approved ANDAs for opioid products. We currently hold four approved ANDAs for opioid products, with three of these being commercially sold and one to be commercially launched within a timeframe that is beneficial to the Company’s interests. Further, defense against any such opioid related lawsuits could be cost-prohibitive resulting in an adverse material effect on our business, financial condition, results of operations, cash flows and stock price. Similar allegations made against us, even without litigation, could also negatively affect our business in various ways, including through increased costs and harm to our reputation. In addition, an adverse resolution of any lawsuit or investigation could also have a material adverse effect on our business, results of operations, cash flows and stock price.

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

Because of the specialized scientific nature of our business, we are highly dependent upon our ability to continue to attract and retain qualified scientific and technical personnel. We are not aware of any pending, significant losses of scientific or technical personnel. Loss of the services of, or failure to recruit, key scientific and technical personnel, however, would be significantly detrimental to our product development programs. As a result of our small size and limited financial and other resources, it may be difficult for us to attract and retain qualified officers and qualified scientific and technical personnel.

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

We have entered into several collaborations and licensing arrangements for the development of products. However, there can be no assurance that any of these agreements will result in FDA approvals, or that we will be able to market any such products, if approved, at a profit. Collaboration and licensing arrangements pose the following risks:

●	Collaborations and licensing arrangements may be terminated, in which case we will experience increased operating expenses and capital requirements if we elect to pursue further development of the related product candidate;

●	Collaborators and licensees may delay clinical trials and prolong clinical development, under-fund a clinical trial program, stop a clinical trial, or abandon a product candidate;

●	Expected revenue might not be generated because milestones may not be achieved, and product candidates may not be developed;

●	Collaborators and licensees could independently develop, or develop with third parties, products that compete with our future products;

●	The terms of our contracts with current or future collaborators and licensees may not be favorable to us in the future;

●	A collaborator or licensee with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;

●	Disputes may arise delaying or terminating the research, development, or commercialization of our product candidates, or result in significant and costly litigation or arbitration; and

●	One or more third-party developers could obtain approval for a similar product prior to the collaborator or licensee resulting in unforeseen price competition in connection with the development product.

Any or all of the above could result in a material adverse effect on our business, financial condition, results of operations, cash flow, ability to operate and stock price.

A substantial portion of our total revenues is expected to be derived from sales of a limited number of products to a limited number of customers.

We expect that we will continue to derive a substantial portion of our revenue from sales of a limited number of products. For the year ended March 31, 2025, our significant product families (defined as the top four products based on active pharmaceutical ingredient) accounted for in excess of 90% of allocated revenues (defined as gross revenues less chargebacks and government rebates processed). The sale of our products may be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions, such as changes in quota, related to our products or to competing products, which could result in a material adverse on our business, financial condition, results of operations, cash flow, ability to operate and stock price.

We also expect that we will continue to derive a substantial portion of our revenue from sales to a limited number of customers. For the year ended March 31, 2025, our six largest customers accounted for in excess of 80% of revenues. The loss of any one or more of these customers, without replacement by a customer of similar significance, or the substantial reduction in orders from any one or more of these customers, without replacement of orders of a similar magnitude from other customers, could result in a material adverse effect on our business, financial condition, results of operations, cash flow, ability to operate and stock price.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Based on reviews conducted by management and specific guidance from third-party subject matter experts engaged by the Company, we have concluded that material weaknesses in the Company’s internal controls over financial reporting existed. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

While we currently qualify as a smaller reporting company under SEC regulations, we cannot be certain, if we take advantage of the reduced disclosure requirements applicable to these companies, that we will not make our stock less attractive to investors. Once we lose smaller reporting company status, the costs and demands placed upon our management are expected to increase.

The SEC’s rules exempt smaller reporting companies, like us, from various reporting requirements applicable to public companies that are not smaller reporting companies. As long as we qualify as a smaller reporting company based on our public float and report less than $100 million in annual revenues in a fiscal year, we are permitted, and we intend, to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act.

Until such time that we lose smaller reporting company status, it is unclear if investors will find our stock less attractive because we may rely on certain disclosure exemptions. If some investors find our stock less attractive as a result, there may be a less active trading market for the stock, and our stock price may be more volatile and could cause our stock price to decline. Even if we remain a smaller reporting company, if our public float exceeds $75 million and we report $100 million or more in annual revenues in a fiscal year, we will become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act, requiring our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting, making the public reporting process more costly.

We have a relatively limited operating history and our operating results could fluctuate significantly.

Our revenues and operating results may vary significantly from year-to-year and quarter-to-quarter as well as in comparison to the corresponding quarter of the preceding year. Variations may result from one or more factors, including, without limitation:

●	Timing of approval of applications filed with the FDA;

●	Timing of process validation, product launches and market acceptance of products launched;

●	Changes in the amounts spent to research, develop, acquire, license or promote new and existing products;

●	Results of clinical trial programs;

●	Serious or unexpected health or safety concerns with our products, brand products which we have genericized, products currently under development or any other product candidates;

●	Introduction of new products by others that render our products obsolete or non-competitive;

●	The ability to maintain selling prices and gross margin on our products;

●	Mix of product manufactured and sold due to each product having different gross margins;

●	The cost and outcome of litigation, in the event that such occurs in relation to, without limitation, IP issues, regulatory or other matters;

●	The ability to comply with complex and numerous governmental regulations and regulatory authorities which oversee and regulate many aspects of our business and operations;

●	Changes in coverage and reimbursement policies of health plans and other health insurers, including changes to Medicare, Medicaid, and similar state programs, especially in relation to those products that are currently manufactured, under development or identified for future development by the Company;

●	Increases in the cost of raw materials contained within our products;

●	Manufacturing and supply interruptions, including product rejections or recalls due to failure to comply with manufacturing specifications;

●	Timing of revenue recognition relating to our licensing and other agreements;

●	The ability to avoid infringing the intellectual property of others;

●	The ability to protect our intellectual property from being acquired by other entities;

●	Our ability to manage growth and integrate acquired products and assets successfully; and

●	The addition or loss of customers.

A negative variation in one, many or all of the above factors could, may or will have a material adverse effect on Elite’s business, results of operations, financial condition, and cash flow and ability to operate in the future, depending on the nature and magnitude of the variation.

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

Furthermore, our business model is likely to continue to evolve as we attempt to expand our product offerings and our presence in the generic pharmaceutical market. As a result, our potential for future profitability must be considered in view of the risks, uncertainties, expenses, and difficulties frequently encountered by companies that are attempting to move into new markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

●	Develop new products;

●	Obtain regulatory approval of our products;

●	Manage our growth, control expenditures and align costs with revenues and

●	Attract, retain, and motivate qualified personnel; and respond to competitive developments.

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

Our operations are also subject to many significant risks and uncertainties, as described, without limitation, in this “Risk Factors” section, including, without limitation, competition in the markets in which we operate, litigation risks, government investigations, including those related to our sale, marketing and/or distribution of prescription opioid medications in prior periods, and others. Any negative development or outcome in connection with any or all of these risks and uncertainties could result in significant consequences, including, without limitation, one or more of the following:

●	The dedication of a substantial portion of our cash flows from operations to the payment of legal or related expenses, resulting in these same funds being unavailable for other purposes, including, without limitation, debt service, operations, capital expenditures, product development and future business opportunities;

●	A limitation in our ability to adjust to changing market conditions, causing us to be more vulnerable to periods of negative or impaired growth in the general economy or in our business, resulting the company being put at a competitive disadvantage as a result of a decreased or unavailable ability to engage in capital spending and take all other actions that would otherwise be required to ensure growth and competitiveness;

●	A limitation in our ability to attract and retain key personnel;

●	A decrement in our debt service and compliance obligations related to certain of our outstanding debt obligations, exposing us to events of default and reduced credit ratings, which in turn lead to increased capital costs and potential unavailability of capital and

●	An overall inability to fund our operations and liquidity needs.

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

We most likely will need additional funding to accomplish our plans to conduct the clinical development and commercialization of a range of multiple abuse-deterrent opioids or initiate, continue or complete the development of additional generic products already identified for development or currently in development.

As of March 31, 2025, we had cash on hand of approximately $11.3 million and a working capital surplus of $45.9 million, and for the year ended March 31, 2025, we generated income from operations totaling $19.6 million, net other expenses totaling $19.7 million and a net tax expense of $4.3 million, resulting in a net loss of $4.3 million.

While growth in our current generic product line, consisting of Phentermine Tablets, Phendimetrazine Tablets, Naltrexone Tablets, Isradipine Capsules, Trimipramine Capsules, Loxapine capsules, Amphetamine IR Tablets, Amphetamine ER Capsules, Methotrexate Tablets, APAP Codeine Tablets, APAP Hydrocodone Tablets, Lisdex Capsules and successful commercialization of other products in our product development pipeline, may lead to increased profitability, there can be no assurances of Elite increasing profits or achieving profitable operations in the future. Furthermore, there can be no assurances of the continuation of revenues being earned from the current generic product line, nor Elite’s successful commercialization of other products in our development pipeline. In addition, there can be no assurances of Elite being able to raise additional funds in a timely manner, on acceptable terms, if needed to support commercial operations resulting in a material detrimental effect on Elite’s operations and profits as well as having a material adverse effect on our business, results of operations, financial condition, and cash flow.

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

We currently have substantial indebtedness. Total liabilities as of March 31, 2025, were $42.9 million, with such amount including, without limitation, $10.9 million in various loans, leases, bonds payable and deferred revenues, $25.2 million in derivative liabilities and $6.8 million in current payables and accruals. The consequences of this substantial indebtedness could include:

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

In addition, a notice of default was issued by the New Jersey Economic Development Authority in relation to prior obligations of our tax-exempt bonds (the “NJEDA Bonds”). Although we are current in our payments under these bonds, if the principal balances due under these bonds are accelerated pursuant to the notice of default, our ability to operate in the future will be materially and adversely affected.

For more information on the NJEDA Bonds, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; NJEDA Bonds.”

There is a risk of impairment of significant intangible assets on our balance sheet.

We have significant intangible assets on our balance sheet. Consequently, potential impairment of intangible assets may have an adverse material effect on our profitability.

Intangible assets represent a significant portion of our assets. As of March 31, 2025, intangible assets were approximately $5.6 million, or approximately 6% of our assets.

Generally accepted accounting principles in the United States (“GAAP”) requires that intangible assets be subject to regular impairment analysis to determine if changes in circumstances indicate that the value of the asset as recorded may not be recoverable. Such events or changes in circumstances are an inherent risk in the pharmaceutical industry and often cannot be predicted. However, should a change in circumstance occur, requiring the impairment of an intangible asset, the result of such an impairment may have an adverse material effect on our business, financial condition, results of operations, cash flows and stock price. During the years ended March 31, 2025 and 2024, we recorded impairment of approximately $1.6 million and $0.0 million, respectively, related to our ANDA and patent intangible assets.

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

Governmental authorities such as the FDA impose substantial requirements on the development, manufacture, holding, labelling, marketing, advertising, promotion, distribution and sale of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures. In addition, before obtaining regulatory approvals for certain generic products, we must conduct limited bioequivalence studies and other research to show comparability to the branded products. A failure to obtain satisfactory results in required pre-marketing trials may prevent us from obtaining required regulatory approvals. The FDA may also require companies to conduct post-approval studies and companies are subject to post-approval surveillance regarding their drug products and to report adverse events. The FDA also can require companies to formulate approved (REMS) to help ensure that a drug’s benefits outweigh its risks.

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

Employers may seek to reduce costs by reducing or eliminating employer group healthcare plans or by transferring a greater portion of their healthcare costs to their employees. Job losses, or other economic hardships may also result in reduced levels of coverage for some individuals, potentially resulting in lower healthcare coverage for themselves or their families. Furthermore, increased instability in the insurance marketplace or an increase in uninsured Americans or others living and working in the USA may result from the Tax Cuts and Jobs Act of 2017, elimination of the Tax Cuts and Jobs Act of 2017, elimination of the Patient Protection and Affordable Care Act (“PPACA”) requirement that individuals maintain health insurance or incur a financial penalty and other steps taken by various governmental and other organizations to limit or end subsidies to such individuals at comparatively lower income levels. These economic conditions may affect an individual’s ability to afford healthcare as a result of increased premiums, co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare coverage or for other reasons. It is possible that such conditions could lead to changes in patient behavior and spending patterns that could negatively affect prescription and usage of certain or all of our products, including, without limitation, delaying of treatment, rationing of prescription medications, non-filling of prescriptions, reduction in the frequency of visits to healthcare facilities, utilizing alternative therapies or foregoing healthcare insurance coverage altogether. Such changes may result in the reduced demand for any or all of our products, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and ability to operate as a going concern.

Furthermore, our ability to commercialize and generate revenues and profit splits relating to the sale of our products depends, in part, on the extent to which reimbursement for the costs of these products is available from third-party payors, including government healthcare programs, such as Medicaid and Medicare, private health insurers and other payors. We cannot be certain that, over time, third-party reimbursements for our products will be adequate for us to maintain price levels sufficient for realization of an appropriate return on our investment. Government payers, private insurers and other third-party payers are increasingly attempting to contain healthcare costs by: (i) limiting both coverage and the level of reimbursement (including adjusting co-pays) for drugs, (ii) refusing, in some cases, to provide any coverage for certain uses for drugs, (iii) requiring rebates, in the case of government healthcare programs, for net sales amounts above statutorily defined ceilings, with such ceilings being potentially below production costs and (iv) requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives to branded drugs. For example, government agencies or third-party payers could attempt to reduce reimbursement for physician administered products through their interpretation of complex government price reporting obligations and payment and reimbursement coding rules, and could attempt to reduce reimbursement for separate physician administered products that share an active ingredient by requiring the blending of sales and pricing information in the same payment and reimbursement code.

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

Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition, which, if successful, could limit the use of generic pharmaceuticals. These efforts have included:

●	Pursuing new patents for existing products which may be granted just before the expiration of earlier patents, which could extend patent protection for additional years;

●	Using the Citizen Petition process (for example, under 21 C.F.R. Sections 10.30) to request amendments to FDA standards;

●	Attempting to use the legislative and regulatory process to have drugs reclassified or rescheduled or to set definitions of abuse-deterrent formulations to protect patents and profits; and

●	Engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs.

●	Seeking changes to U.S. Pharmacopeia, an organization that publishes industry recognized compendia of drug standards;

●	Attaching patent extension amendments to non-related federal legislation;

●	Persuading regulatory bodies to withdraw the approval of brand-name drugs for which the patents are about to expire and converting the market to another product of the brand company on which longer patent protection exists;

●	Entering into agreements whereby other generic companies will begin to market an authorized generic at the same time or after generic competition initially enters the market;

●	Filing suits for patent infringement and other claims that may delay or prevent regulatory approval, manufacture and/or scale of generic products; and

●	Introducing “next generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces demand for the generic or the reference product for which we seek regulatory approval for a generic equivalent.

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

The IRA contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the HHS that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions.

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

The IRA also imposes rebate requirements on manufacturers of single-source generics and other drugs covered under Medicare Part B and Part D where the price of the drug increases faster than inflation. Multisource generics and all products with an average manufacturer’s price of less than $100 per year, per individual, are exempt from rebate requirements. Beginning on October 1, 2022 for Part D products and on January 1, 2023 for Part B products, CMS will monitor for products with price increases higher than the rate of inflation on a quarterly basis. Rebates will be calculated as the total number of units sold by the amount the product exceeds the inflation-adjusted price, with 2021 as the base year to measure cumulative changes relative to inflation. Noncompliant manufacturers will be subject to a civil monetary penalty of at least 125% of the calculated rebate amount.

The effect of the IRA on our business, generic manufacturers, and the pharmaceutical industry in general is not yet known.

On May 12, 2025, President Trump issued an executive order implementing the concept of most-favored nation pricing. Under this order, the Department of Health and Human Services would direct federal health insurers to pay no more than the lowest price paid by other high-income countries for medications covered by such insurers, including Medicare and Medicaid. Under the order, most-favored nation pricing will apply only to brand products without generic or biosimilar competition. The effect of this order on our business and the pharmaceutical industry in general is not yet known.

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

Changes could potentially disrupt our existing supply chains and impose additional costs on our business, including costs with respect to raw materials upon which our business depends. Furthermore, if tariffs, trade restrictions or trade barriers are placed on products such as ours by foreign governments, it could cause us to raise prices for our products, which may result in the loss of customers. If we are unable to pass along increased costs to our customers, our margins could be adversely affected. Additionally, it is possible that further tariffs may be imposed that could affect imports of APIs and other materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by other countries, including restricted access to APIs or other materials used in our products, causing us to raise prices or make changes to our products. Further, the continued threats of tariffs, trade restrictions, retaliatory actions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the volatility and uncertainty regarding the scope and duration of these tariffs and other aspects of U.S. international trade policy, the impact on our operations and results is uncertain and could be significant. Further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures could occur in the future. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We received a CRL from the FDA that indicated that our SequestOx™ NDA is not ready for approval in its present form. We have paused further development of this product and we cannot assure that development will restart. If we are unable to obtain approval for SequestOx™ or if we incur significant costs or delays in obtaining such approval, our return on investment in SequestOx™ will be materially adversely affected.

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

Our facilities, as well as those of applicable suppliers, rely on maintaining current FDA, and DEA if applicable, registration and other license to produce and develop generic drugs and raw materials used in such operations. If we, or one of our suppliers does not successfully renew and maintain current FDA, DEA and other required licenses, our operations and financial results would be negatively impacted. We and our suppliers are subject to periodic inspection by the FDA, DEA and other regulatory agencies, as applicable, to assure regulatory compliance regarding the manufacture and distribution of pharmaceutical products and raw materials. These regulatory bodies impose stringent mandatory requirements on the manufacture and distribution of pharmaceutical products to ensure their safety and efficacy. If we or any of our third-party suppliers receive notices of manufacturing and quality-related observations and are unable to satisfactorily resolve the issues and observations identified in a timely fashion, there could be a material adverse effect on our business, financial condition, results of operations, cash flow and stock price.

Agreements between branded pharmaceutical companies and generic pharmaceutical companies are facing increased government scrutiny in the United States and Internationally.

There are numerous and continuing litigation in which generic companies challenge the validity or enforceability of an innovator products patents and/or the applicability of such patents to a generic applicant’s products. Settlement of such litigation is a common outcome, with review of such agreements by the U.S. Federal Trade Commission (the “FTC”) and the Antitrust Division of the DOJ being required by law. The FTC has stated publicly its view that some of these settlement agreements violate antitrust laws and has commenced actions against the branded and generic companies that are parties to these agreements. Accordingly, in the event of the Company being party to a settlement agreement, either as the branded, innovator product owner, or as the generic applicant, we may receive formal or informal requests from the FTC for information about a settlement agreement and there is a risk of the FTC or DOJ alleging a violation of antitrust laws and commencing an action against us.

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

The cost of insurance, including directors and officers insurance, workers compensation, product liability for products containing opioids and products not containing opioids, truck and general liability insurance have increase significantly in recent years and may continue to increase in the future. We have increased deductibles and/or decreased coverages to mitigate some of these costs. These insurance premium increases, as well as our increased risk due to reduced coverage and increased deductibles could have an adverse material effect on our business, financial condition, results of operations, cash flows and stock price.

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

There may also be situations where we use our business judgment and decide to market and sell products, notwithstanding the fact that allegations of patent infringement have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement include, among other things, damages measured by the profits lost by the patent owner and not by the profits earned by the infringer. In the case of a willful infringement, the definition of which is subjective, such damages may be trebled. Moreover, because of the discount pricing typically involved with bioequivalent products, patented brand products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in a case such as this or in other similar litigation could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our Common Stock to decline.

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

We also may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs. In jurisdictions including, without limitation, the United States, a company is not permitted to promote drugs for uses that are not described in the product’s labelling and that differ from those that were approved or cleared by the FDA. Such users are commonly referred to as “off-label uses”. Under what is known as the “practice of medicine”, physicians and other healthcare practitioners may prescribe drug products for off-label or unapproved uses. While the FDA does not regulate a physician’s choice of medications, treatments, or product uses, the FFDCA and FDA regulations significantly restrict permissible communications on the subject of off-label uses of drug products by pharmaceutical companies. The FDA, FTC, the Office of the Inspector General of the HHS, the DOJ and various state Attorneys General actively enforce laws and regulations that prohibit the promotion of off-label uses. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages, exclusion from federal funded healthcare programs and potential liability under the federal False Claims Act and any applicable state false claims act. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons claiming to be harmed by such conduct.

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

Our activities are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil False Claims Act, and laws and regulations pertaining to limitations on and reporting of healthcare provider payments (physician sunshine laws). These laws and regulations are interpreted and enforced by various federal, state and local authorities including CMS, the Office of Inspector General for the HHS, DOJ, individual U.S. Attorney offices within the Department of Justice, and state and local governments. These laws include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation

●	the U.S. civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government and impose civil and criminal penalties), prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government;

●	HIPAA, which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates and their subcontractors that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

●	state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities;

●	the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; beginning in 2022, applicable manufacturers are required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

●	the FCPA, which generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our industry is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently, the SEC and DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies.

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

Illegal distribution and third-party sale of counterfeit versions of our products could have a detrimental effect on our reputation and business.

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

Our competitors or other third parties may allege that we are infringing upon their IP, forcing us to expend substantial resources in litigation, the outcome of which is uncertain. Any unfavorable outcome of such litigation, including, without limitation, losses related to “at-risk” product launches, could have a material effect our business, financial position and results of operations.

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

Intellectual Property Related Risks

Our ability to protect intellectual property rights and successfully defend against third-party allegations of IP infringement is vital to our business and uncertain.

Our success depends on our ability to protect our current and future products and to defend our IP rights. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to ours.

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

Risks Related to our Common Shares

Dilution from issuance of shares to Directors, Officers, Employees, Consultants or upon exercise of warrants and options or the perception that dilution may occur could cause the price per share of common stock to fall.

As of March 31, 2025, there were outstanding warrants to purchase an aggregate of approximately 79.0 million shares of Common Stock at a cash exercise price of $0.1521 per share and vested options to purchase an aggregate of approximately 9.1 million shares at a weighted average cash exercise price of $0.05. Additional shares of Common Stock may be issuable as a result of anti-dilution provisions in the outstanding warrants. We may also issue shares from time to time to our directors, officers, employees, and consultants.

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

Our common stock is a “low-priced” security or “penny stock” under rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will likely decrease the willingness of broker-dealers to make a market in our Common Stock, will decrease liquidity of our Common Stock and will increase transaction costs for sales and purchases of our Common Stock as compared to other securities.

In addition, our Common stock is quoted on the Venture Market (the “OTCQB”), which is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities. Because trades and quotations on the OTCQB involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our Common Stock at the optimum trading prices.

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

Our stock price has been volatile.

The market price for the publicly traded stock of pharmaceutical companies is generally characterized by high volatility. There has been significant volatility in the market prices for our Common Stock. For the year ended March 31, 2025, the closing sale price on the OTCQB of our Common Stock fluctuated from a high of $0.71 per share to a low of $0.12 per share. The price per share of our Common Stock may not exceed or even remain at current levels in the future. The market price of our Common Stock may be affected by a number of factors, including, without limitation:

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

The Company’s cybersecurity partners, including, consultants, and other third-party service providers are a key part of Elite Pharmaceutical’s cybersecurity risk management strategy and infrastructure. Elite partners with industry recognized cybersecurity providers leveraging third-party technology and expertise and engages with these partners to monitor and maintain the performance and effectiveness of IT assets, data, and services that are deployed in the Company’s environment. The cybersecurity partners provide services including, but not limited to systems inventory monitoring, user management, network protection and monitoring, IPS/IDS management, remote access monitoring and management, user activity monitoring, data backups management, cybersecurity strategy, and cyber risk advisory, including assessment and remediation.

Elite’s management team, in conjunction with cybersecurity service providers, is responsible for oversight and administration of Elite’s cyber risk management program, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Company’s management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners, and also relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by Elite for strategic cyber risk management, advisory and decision making.

The Audit Committee of the Board of Directors oversees Elite’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity stakeholders, including members of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services, brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of Elite’s cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on processes to prevent, detect, and mitigate cybersecurity incidents. The Company also relies on threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by the Company for strategic cyber risk management, advisory and decision making.

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

In October 2020, the Company entered into an operating lease for office space in Pompano Beach, Florida (the “Pompano Office Lease”). The Pompano Office Lease is for approximately 1,275 square feet of office space, with Elite taking occupancy on November 1, 2020. The Pompano Office includes a three month abatement from November 2020 through February 2021 and had an original term of three years, ending on October 31, 2023. The Pompano Office Lease was extended for one additional year to October 31, 2024. The Pompano Office Lease expired on October 31, 2024.

In October 2024, the Company entered into an operating lease for office space in Pompano Beach, Florida, at a different location than the property related to the Pompano Office Lease (the “Pompano Office 2 Lease”). The Pompano Office 2 Lease is for approximately 1,270 square feet of office space, with the Company taking occupancy on October 1, 2024. The Pompano Office 2 Lease has a term of three years, ending on September 30, 2027.

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

ITEM 3. LEGAL PROCEEDINGS

On August 17, 2023, Elite filed a Paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. The parties submitted several stipulations and proposed orders for staying the case until March 19, 2025 where the parties submitted a stipulation and order lifting the existing stipulated stay. On April 18, 2025 Purdue filed an amended complaint. Elite’s launch of a generic Oxycontin will depend on approval by the FDA and the outcome of various litigation involving Purdue or the expiry of the patents listed on the Orange Book.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB under the ticker symbol “ELTP”.

Holders

As of June 30, 2025, there were approximately 105 holders of record of our Common Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Elite’s equity compensation plans as of March 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price per share of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	15,640,000	$0.03	—
Equity compensation plans not approved by security holders (2)	—	—	80,000,000
Total	15,640,000	—	80,000,000

(1)	Represents securities reserved and available for grant under the 2014 Equity Incentive Plan

(2)	Represents securities reserved and available for grant under the 2024 Equity Incentive Plan

2014 Equity Incentive Plan

Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by the Board on March 17, 2014, to attract, motivate and retain officers, employees, consultants, and directors by issuing common stock-based incentives to directors, officers, employees, and consultants who are selected for participation. By linking incentive compensation to increases in shareholder value, it is hoped that these individuals will both continue in the long-term service of the Company and be motivated to experience a heightened interest and participate in the future success of Company operations. An aggregate of 3,000,000 shares of Common Stock were initially reserved for grant and issuance pursuant to the 2014 Plan. The 2014 Plan is administered and interpreted by our Compensation Committee (the “Administrator”). Awards under the 2014 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“NSOs”); (iii) stock appreciation rights, which may be granted in tandem with options or on a stand-alone basis; (iv) shares of restricted stock; (v) shares of unrestricted stock; (vi) performance shares, and (vii) performance units.

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

Each option granted under the 2024 Plan shall be an NSO, with such being defined as an option to purchase shares of Common Stock that does not meet the criteria of an incentive stock option within the meaning of Section 422 of Code. The exercise price for share of Common Stock subject to an option shall be fixed by the Board and shall be at least the fair market value of a share of Common Stock on the grant date, provided that in no case shale the option price be less than the par value of a share of Common Stock.

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

Results of Operations:

For the Years Ended March 31, 2025 and 2024

Revenue, Cost of revenue and Gross profit:

	For the Years Ended March 31,		Change
	2025	2024	Dollars	Percentage
Manufacturing fees	$81,986,079	$54,120,731	$27,865,348	51%
Licensing fees	2,057,850	2,504,397	(446,547)	(18)%
Total revenue	84,043,929	56,625,128	27,418,801	48%
Cost of manufacturing	43,957,274	30,268,025	13,689,249	45%
Gross profit	$40,086,655	$26,357,103	$13,729,552	52%

Gross profit - percentage	48%	47%

Total revenues for the year ended March 31, 2025 increased by $27.4 million or 48%, to $84.0 million, as compared to $56.6 million, for the comparable period of the prior year. This increase is primarily due to four product launches during the current fiscal year combined with increased sales from the rest of the Elite Label product line, as compared to the comparable period of the prior year.

Manufacturing fees revenue increased by $27.9 million, or 51%, as compared to the comparable period of the prior year. This increase is primarily due to four product launches during the current fiscal year, combined with increased sales from the rest of the Elite Label product line, as compared to the comparable period of the prior year.

Licensing fees revenue decreased by $0.4 million, or 18% as compared to the comparable period of the prior year. This decrease is primarily due to the Company’s transitioning away from licensing product to third parties to marketing of the Elite label, which does not result in revenues earned from licensing fees.

Cost of manufacturing consists of manufacturing and assembly costs. Our cost of manufacturing increased by $13.7 million or 45%, to $44.0 million as compared to $30.3 million for the comparable period of the prior year. This increase was due to an increased volume of products sold during the year ended March 31, 2025, as compared to the prior fiscal year, as noted above.

Our gross profit margin was 48% during the year ended March 31, 2025 as compared to 47% during the prior fiscal year. The increase is due to increased manufacturing volumes resulting in decreased unit costs due to efficiencies of scale being achieved on the increased manufacturing volume as well as the products launched during the current fiscal year having a higher proportion of direct sales as compared to product sales during the comparable period of the prior year, resulting in lower transaction costs being charged to revenue (please note that transaction costs are higher with indirect sales as compared to those of direct sales).

Operating expenses:

	For the Years Ended March 31,		Change
	2025	2024	Dollars	Percentage
Operating expenses:
Research and development	$7,964,837	$6,883,351	$1,081,486	16%
General and administrative	9,001,930	7,145,114	1,856,816	26%
Non-cash compensation	227,565	159,921	67,644	42%
Depreciation and amortization	1,688,429	1,379,948	308,481	22%
Impairment of intangible assets	1,603,426	—	1,603,426	100%
Total operating expenses	$20,486,187	$15,568,334	$4,917,853	32%

Operating expenses for the year ended March 31, 2025 increased by $4.9 million, or 32%, to $20.5 million as compared to $15.6 million for the prior fiscal year, largely due to increases in research and development expenses of $1.1 million, general and administrative expenses of $1.9 million, and impairment of intangible asset expense of $1.6 million.

Research and development costs during the year ended March 31, 2025 were $8.0 million, an increase of $1.1 million, or 16%, from approximately $6.9 million of such costs for the prior year. The increase was a result of the timing and nature of product development activities, which consist primarily of material consumption, internal and external lab costs, human resource costs and analytical studies, during the year ended March 31, 2025 as compared to the prior fiscal year.

General and administrative expenses the year ended March 31, 2025 were $9.0 million as compared to $7.1 million for the prior fiscal year, an increase of $1.9 million or approximately 26%, largely due to increased employee headcounts and compensation rates as compared to the prior fiscal year as well higher operational support and infrastructure costs related to the four commercial launches during the current fiscal year and expansion of product line distribution activities achieved during the current fiscal as compared to the comparable period of the prior year.

Non-cash compensation expense for the year ended March 31, 2025 was $0.2 million as compared to $0.2 million for the prior fiscal year, an increase of $0.1 million or approximately 42%, with such increase being attributed to the current year including full year amortization of non-cash compensation from employee stock options issued during the prior year, as compared to the comparable period of the prior which included partial year periods amortization of non-cash compensation encompassing only that part of the year subsequent to the grant date of each employee option.

Depreciation and amortization expenses from the year ended March 31, 2025 were $1.7 million as compared to $1.4 million for the prior fiscal year, an increase of $0.3 million or approximately 22%. This increase is due to depreciation expense being recorded on an increased fixed asset base which resulted from additional investments in capital manufacturing facilities.

Impairment of intangible assets for the year ended March 31, 2025 was $1.6 million related to the impairment of the Dantrolene intangible asset, an ANDA product, as a result of the Company choosing to abandon the Dantrolene capsules based on reassessments of the expected future cash flows for these products and its withdrawal of the ANDA for Phentermine 37.5 mg capsules. No impairment of intangible assets were recorded for the prior fiscal year.

As a result of the foregoing, our income from operations during the year ended March 31, 2025 was $19.6 million, compared to income from operations of $10.8 million for the comparable period of the prior year.

Other income (expense):

	For the Years Ended March 31,		Change
	2025	2024	Dollars	Percentage
Other income (expense):
Change in fair value of derivative financial instruments - warrants	$(18,901,185)	$(5,776,297)	$(13,124,888)	227%
Change in fair value of stock-based liabilities	—	(5,743,468)	5,743,468	(100)%
Interest expense and amortization of debt issuance costs	(772,367)	(588,622)	(183,745)	31%
Gain from settlement agreements	—	1,761,792	(1,761,792)	(100)%
Interest income	20,944	20,918	26	—%
Other (expense) income, net	$(19,652,608)	$(10,325,677)	$(9,326,931)	90%

Other income (expense) for the year ended March 31, 2025 was an other expense of $19.7 million, an increase in net other (expense) of $9.3 million from other (expense) of $10.3 million for the comparable period of the prior year. The increase was primarily due to increases in other expenses of $13.1 million relating to the change in fair value of warrant derivative instruments, $1.8 million relating to gain from settlement agreements that were recorded in the prior year, but not the current year, offset by a net decrease in other income (expense) of $5.7 million relating to a change in fair value of stock based liabilities that was recorded as an other expense in the prior year and not in the current year. The change in the fair value of derivative instruments and stock-based liabilities is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between the fair value of the Company’s derivative instruments and stock-based liabilities and decreases in the closing price of the Company’s Common Stock. The increase in interest expense associated with the loans payable is due in large part to the current year including additional loan principal amounts in the current year, as compared to the comparable period of the prior year and relating to financing of facility expansion as well as the current year results of operations including full year interest expense on financings executed during the prior year, with the prior year incurring partial year interest expense on such financings.

As a result of the foregoing, our net loss before income taxes for the year ended March 31, 2025 was $0.1 million, compared to net income before income taxes of $0.5 million for the comparable period of the prior year.

Income Taxes:

The Company recorded tax (expense)/benefit of approximately 8,175% and 4,242% of (loss) income before income tax expense, for the years ended March 31, 2025 and 2024, respectively. The decrease of the effective tax rate for the current period as compared to the prior period is primarily due to the release of the valuation allowance on the Company’s deferred tax assets as of March 31, 2024 and the nondeductible fair market value change in the Company’s warrant derivative liabilities.

Liquidity and Capital Resources

Capital Resources

	March 31, 2025	March 31, 2024	Change
Current assets	$57,739,147	$40,014,189	$17,724,958
Current liabilities	$11,840,435	$13,049,764	$(1,209,329)
Working capital	$45,898,712	$26,964,425	$18,934,287

The Company considers cash and working capital balances as several of the factors the Company uses in evaluating its performance. As of March 31, 2025, the Company had cash on hand of $11.3 million and accounts receivable to be collected within expected operating cycles of $29.2 million. The Company believes that the working capital surplus of $45.9 million, which includes these cash and accounts receivable resources, and the continuation of ongoing operations, are sufficient to fund operations through the next twelve months. For the year ended March 31, 2025, the Company had income from operations totaling $19.6 million, net other expense totaling $19.7 million and a net loss attributable to common shareholders of $4.3 million. The Company’s other income (expense) and net loss attributable to common shareholders are significantly influenced by the fluctuations in the fair value of warrant derivatives with such fair value bearing a strong inverse correlation to the market share price of the Company’s Common Stock.

Our working capital (total current assets less total current liabilities) increased by $18.9 million from $27.0 million as of March 31, 2024 to $45.9 million as of March 31, 2025, with such increase being primarily related to the increase in finished goods inventory and accounts receivable, associated with increased customer orders during the year ended March 31, 2025 and a decrease of $1.2 million in total current liabilities over the same period, due to decreases in accrued expenses, primarily driven by a decrease in the accrual of the co-development profit split as of March 31, 2025 compared to the prior year.

Summary of Cash Flows:

	For the Years Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$7,455,639	$(3,235,115)
Net cash used in investing activities	$(2,399,832)	$(809,653)
Net cash (used in) provided by financing activities	$(825,740)	$3,339,181

Net cash provided by operating activities for the year ended March 31, 2025 was $7.5 million, which included a net loss of $4.3 million, offset by depreciation and other non-cash expenses totaling $26.9 million and reduced by the change in operating assets and liabilities totaling $15.2 million,

Net cash used in operating activities for the year ended March 31, 2024 was $3.2 million, which included net income of $20.1 million, increased by depreciation and other non-cash expenses totaling $11.4 million and reduced by the change in operating assets and liabilities totaling $11.9 million and tax benefit of $20.0 million.

Net cash used in investing activities for the year ended March 31, 2025 was comprised of purchases of property and equipment of approximately $1.6 million and purchases of intangible assets consisting of ANDA products of approximately $0.9 million.

Net cash used in investing activities for the year ended March 31, 2024 was comprised of purchases of property and equipment of approximately $0.8 million.

Net cash used in financing activities was $0.8 million for the year ended March 31, 2025 which consisted primarily of payments of bond, loan, and finance lease principal.

Net cash provided by financing activities was $3.3 million for the year ended March 31, 2024 which consisted primarily of proceeds from related party loans payable totaling $4.0 million offset by payments of bond, loan, and finance lease principal totaling $0.7 million.

Hakim Promissory Note

The Company has entered into a collateralized promissory note with individual lenders with rates comparable to the EWB Term Loan but with fewer restrictive covenants. These covenants include filing timely tax returns and financial statements, and an agreement not to sell, lease, or transfer a substantial portion of the Company’s assets during the term of the note. On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, CEO and Chairman of the Board of Directors, pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000 (the “Hakim Promissory Note”). The Hakim Promissory Note has an interest rate of 9% for the first year and 10% for an optional second year and the proceeds were used for working capital and other business purposes. The original maturity date of the Hakim Promissory Note is June 2, 2024, with an optional second year extension. The second year extension of the Hakim Promissory Note was agreed to by both parties, with the maturity date being extended to June 2, 2025. The Hakim Promissory Note was paid in full on June 2, 2025, in accordance with its terms and conditions.

Caskey Promissory Note

On June 30, 2023, the Company entered into a collateralized promissory note with Davis Caskey, a member of the Board of Directors (the “Caskey Promissory Note”). The Caskey Promissory Note has a principal balance of $1,000,000 and an interest rate of 9% for the first year and 10% for an optional second year. The Caskey Promissory Note is subject to the same covenants as are contained in the Hakim Promissory Note. The proceeds were used for working capital and other business purposes. The original maturity date of the Caskey Promissory Note is June 30, 2024, with an optional second year extension. The second year extension of the Caskey Promissory Note was agreed to by both parties, with the maturity date being extended to June 30, 2025. The Caskey Promissory Note was paid in full on June 26, 2025, in accordance with its terms and conditions.

East West Bank

On July 1, 2022, EWB provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at WSJP plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of March 31, 2025, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of March 31, 2025, and through the date of filing of this Annual Report on Form 10-K, the Company was not aware of the existence of any violations of financial covenants included in the EWB Mortgage Loan.

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

Bond issue costs of $354,454 were paid from the proceeds of the Bonds and are being amortized over the life of the Bonds. Amortization of Bond issuance costs amounted to $14,178 for the fiscal year ended March 31, 2025.

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

As of the date of filing of this Annual Report on Form 10-K, there are no interest or principal amounts in arrears. The Series B Notes were retired at par in July 2014.

Recent Developments

On April 30, 2025, the Company announced the commercial launch of its generic version of Percocet® (Oxy APAP Tablets). Oxy APAP Tablets are indicated for the relief of moderate to moderately severe pain.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. The following discussion addresses our most critical accounting estimates, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Revenue Recognition - Manufacturing Fees

The Company’s revenues are offset by variable consideration, which may include, without limitation, chargebacks, distribution fees, rebates, group purchasing organization fees, prompt payment cash discounts, consideration payable to the customer, billbacks, Medicaid and other government pricing programs, price protection and shelf stock adjustments, sales returns and profit shares. The Company’s estimates for variable consideration are adjusted as required at each reporting period for specific known developments that may result in a change in the amount of total consideration it expects to receive as well as updating estimate assumptions to reflect current and/or historical trends.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control (“COSO”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2025, we identified the following control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework:

●	We were unable to formalize and implement revised controls, policies and procedure documentation to evidence a system of internal controls, including testing of such revised controls, that was consistent with available personnel and resources;

●	We failed to maintain effective control activities over our control environment, risk assessment, information technology and monitoring components and;

●	We had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel and resources.

Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, utilizing those criteria, management has determined that, as of March 31, 2025, because of the material weaknesses described below, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2025, we identified the following control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework:

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

Changes in Internal Controls Over Financial Reporting

During the fiscal year ended March 31, 2025, as a result of reviews and assessments of internal controls over financial reporting conducted by the Company’s CFO, the Company identified material weaknesses in internal controls over financial reporting as further detailed above and began remediation efforts which are detailed below, with such activities expected to result in further changes in internal control over financial reporting as necessary to remediate the identified material weaknesses.

Remediation efforts to address material weaknesses in internal controls over financial reporting

We intend to revise the existing control environment documentation, designing and implementing controls, policies and procedure documentation that is consistent with our current personnel, resources and capabilities, with significant focus on controls relating to financial oversight, management, analysis and reporting of operations emanating from the Company’s manufacturing, marketing and distribution of its Elite Label product line. Please note that these material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time, allowing management, through testing, to reach a conclusion on such controls design and operational effectiveness.

Item 9B. OTHER INFORMATION.

During the fiscal year ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position	Director/Officer Since	Director Class
Nasrat Hakim	64	Chairman of the Board of Directors	August 2013	III
Barry Dash, Ph. D.	94	Director	April 2005	II
Jeffrey Whitnell	69	Director	October 2009	III
Davis Caskey	77	Director	April 2016	I
Kirko Kirkov	57	Chief Commercial Officer	September 2022
Douglas Plassche	61	Executive Vice President of Operations	August 2013
Carter Ward	61	Chief Financial Officer	September 2023

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

Jeffrey Whitnell

Jeffrey Whitnell has served as a Director since October 23, 2009, Chairman of the Audit Committee, member of the Compensation Committee since October 2009 and designated by the Board as an “audit committee financial expert” as defined under applicable rules under the Exchange Act. Since April 2015, Mr. Whitnell has provided financial advisory services, primarily to the healthcare industry. He worked for Southside Master, a specialty pharmacy company from September 2018 to June 2022, where he served as Chief Financial Officer. From April 2015 to August 2018, Mr. Whitnell provided financial advisory services to various Private Equity portfolio companies, including Lifewatch Services (acquired by BioTelemetry), where he served as Vice President, Finance & Controller. Mr. Whitnell was the Chief Financial Officer for ReliefBand Medical Technologies, a medical device company, from June 2010 to March 2015. From July 2009 to May 2010, Mr. Whitnell provided financial advisory services to various healthcare companies, including ReliefBand Medical Technologies. From June 2004 to June 2009, Mr. Whitnell was Chief Financial Officer and Senior Vice President of Finance at Akorn, Inc., a specialty pharmaceuticals company. From 2002 to 2004, Mr. Whitnell was Vice President of Finance and Treasurer for Ovation Pharmaceuticals (acquired by Lundbeck). From 1997 to 2001, Mr. Whitnell was Vice President of Finance and Treasurer for MediChem Research (acquired by deCODE genetics). Prior to 1997, Mr. Whitnell held various finance positions with Akzo Nobel and Motorola. Mr. Whitnell began his career as an auditor with Arthur Andersen & Co. He is a certified public accountant and holds an M.B.A. in Finance from the University of Chicago Booth School of Business and a B.S. in Accounting from the University of Illinois. Mr. Whitnell’s qualifications as an accounting and audit expert led to the conclusion that he is qualified to serve as a director.

Davis Caskey

Davis Caskey has served as a Director since April 2016, and a member of the Audit Committee, the nominating Committee and the Compensation Committee since September 2016. He brings more than 40 years of pharmaceutical industry experience to this position. Mr. Caskey is currently President & CEO of Caskey LLC, which he formed in 2013 to serve as an umbrella to manage his pharmaceutical consulting and other business interests. From 1990 to 2013, Davis served as the operating officer of ECR Pharmaceuticals (“ECR”), of which he was a founding member. HiTech Pharmacal acquired the privately held ECR in 2009 and Mr. Caskey continued in his role until retiring in 2013. At ECR, Mr. Caskey was credited with the establishment of the company’s sales and marketing structure, its product distribution format, and the development and management of the firm’s internal organization. His responsibilities included the oversight of drug development and regulatory filings, product acquisitions, and acquisition of other companies. A primary focus was to conceive and develop, with the assistance of key strategic partners, unique dosage forms and extended release formulations of products which enhance patient compliance and safety. Prior to ECR, Mr. Caskey was employed by A.H. Robins for 18 years in various field and home office management positions. His experience brings critical insight into the marketing and distribution of pharmaceutical products in a rapid and ever-changing competitive marketplace, and this experience led to the conclusion that he is qualified to serve as a director. Mr. Caskey attended the University of Texas (Austin) and Lamar University, and holds bachelor’s and master’s degrees.

Kirko Kirkov

Mr. Kirkov joined Elite in September 2022, as an accomplished and multi-faceted leader with more than twenty years of in-depth business development skills across international pharmaceutical organizations. Before joining Elite, Mr. Kirkov served as General Manager of Vertice Pharma, a specialty generics pharmaceutical company, from February 2020 to August 2022. From April 2008 to February 2020, Mr. Kirkov was employed by Sandoz and served in positions of increasing responsibilities beginning with Country Head & Managing Director of Bulgaria from 2008 to 2011. From 2011 to 2013, Mr. Kirkov served as Sandoz’s Business Unit Head, Branded Prescription Generics in Russia, and most recently, from January 2013 to February 2020, served as Sandoz’s Executive Director, Commercial Operations. Mr. Kirkov brings with him a broad range of experience in the areas of business development, operationalization of commercial strategy, and implementation of retail and wholesale channel sales operations, having overseen sales portfolios consisting of 400+ product families, and 1,500+ SKUs covering both generic and branded products.

Mr. Kirkov has a Bachelor of Science in Mechanical Engineering/Engineering Management from the University of Ottawa, two Masters of Science degrees in Naval Architecture and Ocean Systems Management, respectively, from the Massachusetts Institute of Technology, a Master of Science in Applied Positive Psychology and Coaching from the University of East London, and an MBA from the University of Durham.

Douglas Plassche

Douglas Plassche has served as the Company’s Executive Vice President of Operations since August 2013. Prior to joining the Company, from 2009 to 2013, Mr. Plassche served as the Managing Director of the New Jersey Solid Oral Dose Operations of Actavis, overseeing 450 employees and the production of more than 100 products. From 2007 to 2009, Mr. Plassche was the Senior Director of Manufacturing for PAR Pharmaceuticals, overseeing 200 employees and the production of more than 70 products. From 1990 – 2007, Mr. Plassche was employed by Schering-Plough, progressing steadily through multiple disciplines, locations, and technical operations sectors with increasing levels of responsibility. Mr. Plassche has a bachelor’s degree in Economics from Rochester University.

Carter Ward

Carter Ward has served as Chief Financial Officer, Secretary and Treasurer of the Company since September 5, 2023. This is Mr. Ward’s second tenure with the Company, previously serving in the same positions from July 2009 through May 2021. In between Mr. Ward’s roles with the Company, he served as Chief Financial Officer of Mirror Biologics, a privately held biotech organization from September 2022 to July 2023 and as CFO of Enveric Biosciences, a NASDAQ listed biotech company, from May 2021 to September 2022. Prior to initially joining the Company, from July 2005 to April 2009, Mr. Ward filled multiple finance and supply chain leadership roles with the Actavis Group and its U.S. subsidiary, Amide Pharmaceuticals. From September 2004 to June 2005, Mr. Ward was a consultant, mainly engaged in improving internal controls and supporting Sarbanes Oxley compliance of Centennial Communications, Inc, a NASDAQ listed wireless communications provider. Mr. Ward began his career as a certified public accountant in the audit department of KPMG. Mr. Ward holds a B.S. in Accounting from Long Island University from where he graduated summa cum laude.

There are no family relationships between any of our directors and executive officers.

Committees of the Board

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating Committee.

Audit Committee

The members of the Audit Committee are Mr. Jeffrey Whitnell (Chairman of the Audit Committee), Dr. Barry Dash, Mr. Davis Caskey and Mr. Nasrat Hakim. The Board of Directors has determined that Messrs. Whitnell, Caskey and Dr. Dash are independent and Mr. Whitnell is qualified as an audit committee financial expert. The Board of Directors has determined that Messrs. Whitnell, Caskey and Dr. Dash are independent directors as (i) defined in Rule 10A-3(b)(1)(ii) under the Exchange Act and (ii) under Sections 803A(2) and 803B(2)(a) of the NYSE American LLC Company Guide (although our securities are not listed on the NYSE American LLC or any other national exchange).

Nominating Committee

The members of the Nominating Committee are Mr. Nasrat Hakim (Chairman of the Nominating Committee), Dr. Barry Dash, and Mr. Davis Caskey. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our last Annual Report on Form 10-K.

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

Based solely on its review of copies of such reports and upon written representations from each of the Company’s officers and directors, the Company believes that, for the year ended March 31, 2025, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent stockholders were complied with on a timely basis.

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

Insider trading policy

The Company has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees of the Company, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to the Company. Such policies are described in our Code of Business Conduct and Ethics filed as Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Role of the Compensation Committee

The Company formed the Compensation Committee in June 2007. Since the formation of the Compensation Committee all elements of the executives’ compensation are determined by the Compensation Committee, which currently is comprised of three independent non-employee directors, and one director who is also the Company’s Chief Executive Officer. However, the Compensation Committee’s decisions concerning the compensation of the Company’s Chief Executive Officer and equity awards are subject to ratification by the full Board of Directors. The members of the Compensation Committee are Dr. Barry Dash (Chairman of the Compensation Committee), and Messrs, Jeffrey Whitnell, Davis Caskey and Nasrat Hakim. The Compensation Committee operates pursuant to a charter. Under the Compensation Committee charter, the Compensation Committee has authority to retain compensation consultants, outside counsel, and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants. During the fiscal year ended March 31, 2025, the Compensation Committee did not engage any advisors.

Named Executive Officers

The named executive officers for the fiscal year ended March 31, 2025 were:

●	Nasrat Hakim, Chief Executive Officer and President for the full year;

●	Douglas Plassche, Executive Vice President for the full year and;

●	Carter Ward, Chief Financial Officer for the full year.

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

In the section below titled “Agreements with Named Executive Officers”, we describe the breakdown between compensation paid in cash and in equity for each Named Executive Officer during the fiscal year ended March 31, 2025.

Bonuses

Named Executive Officers may earn discretionary bonuses, which are awarded by the Compensation Committee in its discretion after the end of a fiscal year based on its assessment of factors including Company and individual performance. For the fiscal year ended March 31, 2025, Mr. Plassche received a discretionary cash bonus of $173,284 and Mr. Ward received a discretionary cash bonus of $137,500.

Equity

In addition to cash compensation, our Named Executive Officers from time to time are granted stock options. All options granted include vesting periods consisting of one-third of total options granted vesting on each of the first, second and third anniversaries of the grant date, with current employment being a requisite for all vesting. Options granted expire the earlier of ten years from the grant date or 90 days subsequent to the employee’s last date of employment. There were no stock options issued to our Named Executive Officers during the fiscal year ended March 31, 2025.

Although we do not have a formal policy regarding the timing of awards of stock options, stock appreciation rights (“SARs”) and/or similar option-like instruments grants to our Named Executive Officers, we do not make these awards or any other form of equity compensation in anticipation of the release of material, non-public information. Similarly, we do not time the release of material, non-public information based on stock option, SARs or other equity award grant dates for the purpose of affecting the value of any Named Executive Officer award.

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

Agreements with Named Executive Officers

Nasrat Hakim

Pursuant to his August 1, 2013 employment agreement, as amended on January 12, 2016 and September 13, 2023 (the “Hakim Employment Agreement”), as of April 1, 2023, Mr. Hakim receives an annual salary of $1,000,000 per year payable in accordance with the Company’s payroll practices. The Board may also award discretionary bonuses in its sole discretion. Mr. Hakim is entitled to employee benefits (e.g., health, vacation, employee benefit plans and programs) consistent with other Company employees of his seniority, a car allowance of $1,500 and housing allowance of $5,000 per month, respectively. The Hakim Employment Agreement contains confidentiality, non-competition and other standard restrictive covenants.

Mr. Hakim’s employment is terminable by the Company for cause (as defined in the Hakim Employment Agreement). The Hakim Employment Agreement also may be terminated by the Company upon at least 30 days written notice due to disability (as defined in the Hakim Employment Agreement) or without cause. The Hakim Employment Agreement shall also automatically terminate upon Mr. Hakim’s death. Mr. Hakim can terminate the Hakim Employment Agreement by resigning, provided he gives notice at least 60 days prior to the effective resignation date.

If Mr. Hakim is terminated for cause or he resigns, he only is entitled to accrued and unpaid annual salary, accrued vacation time and reimbursement of any reasonable and necessary business expenses, all through the date of termination (“Basic Termination Benefits”). If Mr. Hakim is terminated because of disability or death, in addition to Basic Termination Benefits, he is entitled to a pro rata discretionary bonus, if any, as awarded by the Board in its sole discretion, from the beginning of the calendar year of termination through the date of termination, payable in a lump sum. In addition, in the event of the termination of Mr. Hakim’s employment due to his disability, he will be entitled to a lump sum payment within 60 days of the termination date equal to one year of his base salary, subject to his execution of a release. If the Company terminates Mr. Hakim without cause, in addition to Basic Termination Benefits, Mr. Hakim is entitled to his pro rata discretionary bonus, if any, as awarded by the Board in its sole discretion, from the beginning of the calendar year of termination through the date of termination and an amount equal to two years’ annual base salary, all payable in a lump sum within 60 days of the termination date, and 12 months of partial health benefits continuation under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), at active employee rates, subject to his election of COBRA coverage, execution of a release and continued compliance with applicable restrictive covenants.

Upon a termination of employment in connection with a Change of Control (as defined below), in addition to Basic Termination Benefits, Mr. Hakim is entitled to a pro rata discretionary bonus and payment in an amount equal to two year’s annual base salary in effect upon the date of termination, less applicable deductions, and withholdings, in a lump sum within 60 days, and two years of health care continuation benefits. In addition, all outstanding unvested equity held by Mr. Hakim will then vest.

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

Douglas Plassche

On July 20, 2013, the Company entered into an employment agreement with Mr. Douglas Plassche (the “Plassche Employment Agreement”). Pursuant to the Plassche Employment Agreement, Mr. Plassche serves as an at-will employee, in the position of Vice President of Operations, commencing on August 12, 2013. The Plassche Employment Agreement includes an initial base salary of $205,000 being paid in accordance with the Company’s payroll practices and an annual stock award in an amount equal to $25,000. The stock award component of Mr. Plassche’s compensation is to be computed on an annual basis, with the number of shares issued being equal to the quotient of the annual amount due, divided by the average daily closing price of the Company’s Common Stock for the calendar year just ended.

Mr. Plassche is also eligible for an annual bonus in cash and/or equity-based awards, with such annual bonus being awarded based upon the achievement of agreed milestones and at the discretion of the Company and its Chief Executive Officer. In addition, pursuant to the Plassche Employment Agreement, Mr. Plassche was initially granted options to purchase 3,000,000 shares of Common Stock, at a price of $ 0.07 per share, (the closing price of the Common Stock on the date of the Plassche Employment Agreement). The options were issued pursuant to the 2004 Employee Stock Option Plan and expired, unexercised, ten years from the date of issuance in July of 2023.

Mr. Plassche is entitled to a monthly automobile allowance of $500.

Mr. Plassche’s employment is terminable by either party. If the Company terminates Mr. Plassche without cause, Mr. Plassche is entitled to an amount equal to six months of his then current base annual salary in effect upon the date of termination.

Throughout his tenure, Mr. Plassche’s compensation has been increased from time to time by the Board and the annual stock award has been removed.

On March 1, 2025, Mr. Plassche’s compensation was adjusted to include an annual salary of $356,964 payable in accordance with the Company’s payroll practices.

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

Carter Ward

On September 5, 2023, the Company entered into an employment agreement with Mr. Carter Ward, effective as of September 5, 2023 to serve as the Company’s Chief Financial Officer (the “Ward Employment Letter”). Pursuant to the Ward Employment Letter, Mr. Ward receives an annual base salary of $275,000, guaranteed annual bonus equal to 20% of annual base salary and is eligible to receive additional performance bonuses of up to 30% of annual base salary as determined from time to time by the Company’s Board of Directors. In addition and also pursuant to the Ward Employment Letter, the Company’s Board of Directors approved the grant of options to purchase 3,000,000 shares of Common Stock at a price equal to the closing price of the Company’s Common Stock on the first date of Mr. Ward’s employment pursuant to the Ward Employment Letter.

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

The Ward Employment Agreement also contains covenants restricting Mr. Ward from soliciting the Company’s employees or customers during his employment and for a period of 12 months after the termination of Mr. Ward’s employment with the Company and prohibiting him from disclosing confidential information regarding the Company at any time.

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

As part of the Company’s efforts to ensure the retention and continuity of key employees, officers, and directors in the event of a change of control of the Company, unless otherwise stated in applicable employment contracts, key executives would receive an amount not to exceed twelve months of such executive’s salary, and certain Directors and managers would receive an amount equal to six months of such Director’s or manager’s fees or salaries, as applicable. In addition, any outstanding and unvested options would immediately vest, in the event of a change of control.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Option Awards ($)		All Other Compensation ($)		Total ($)

Nasrat Hakim,	2025	1,000,000	[1]	—		—		78,000	[2]	1,078,000
President, Chief Executive Officer and Chairman of the Board of Directors	2024	1,000,000	[1]	—		—		78,000	[2]	1,078,000

Douglas Plassche,	2025	347,434	[3]	173,284	[4]	—		6,000	[7]	526,718
Executive Vice President	2024	331,440	[3]	315,032	[4]	—		6,000	[5]	652,472

Carter Ward,	2025	275,687	[7]	137,500	[8]	—		—		413,187
Chief Financial Officer[6]	2024	158,477	[7]	—		255,018	[10]	—		383,495

1	Represents salary earned by Mr. Hakim pursuant to the Hakim Employment Agreement for the fiscal years ended March 31, 2025 and 2024 and paid in accordance with the Company’s payroll practices.

2	Represents annual auto and housing allowances of $18,000 and $60,000, respectively.

3	Represents salary earned by Mr. Plassche pursuant to the Plassche Employment Agreement and paid in accordance with the Company’s payroll practices.

4	Represents discretionary cash bonuses earned pursuant to the Plassche Employment Agreement and retention bonuses earned pursuant to the 2022 Plassche Retention Agreement and paid in accordance with the Company’s payroll practices.

5	Represents annual auto allowances.

6	Mr. Ward has served as the Company’s Chief Financial Officer since September 5, 2023.

7	Represents salary earned by Mr. Ward pursuant to the Ward Employment Agreement and paid in accordance with the Company’s payroll practices.

8	Represents discretionary cash bonuses earned pursuant to the Ward Employment Agreement and paid in accordance with the Company’s payroll practices.

9	Represents options to purchase 3,000,000 shares of Common Stock at a price of $0.0898 per share with the grant date fair value of such option awards being determined using the Black Scholes option-pricing model with assumptions of such valuation being detailed in Note 12 of the financial statements of this Annual Report on Form 10-K.

Outstanding Equity Awards as of March 31, 2025

Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)		Options Exercise Price ($)	Option Expiration Date
Douglas Plassche	5,000,000	2,500,000	[1]	$0.03	1/3/2033
Carter Ward	1,000,000	2,000,000	[2]	$0.0898	9/5/2033
Nasrat Hakim	—	—

1	Options vest in equal annual increments of 2,500,000 shares on January 3, 2024, January 3, 2025 and January 3, 2026.

2	Options vest in equal annual increments of 1,000,000 shares on September 5, 2024, September 5, 2025 and September 5, 2026

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

Director Compensation

The following table sets forth information concerning director compensation for the year ended March 31, 2025:

Name	Fees Earned or Paid In Cash [1] ($)		Stock Awards[1] ($)	Total ($)
Barry Dash	30,000	[2]	—	30,000
Jeffrey Whitnell	30,000	[2]	—	30,000
Davis Caskey	30,000	[2]	—	30,000

1	Please refer to the section above titled “Director Fee Compensation” for details on the Company’s director fee compensation policy. No directors held unexercised or unvested stock or option awards as of March 31, 2025.

2	Amounts represent Director fees earned during the fiscal year ended March 31, 2025 payable in cash.

Other

The Company’s Articles of Incorporation, as amended, provide for the indemnification of each of the Company’s directors to the fullest extent permitted under Nevada General Corporation Law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 30, 2025 (except as otherwise indicated), regarding beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of each such class, (ii) each of our directors, (iii) each of our executive officers and (iv) all our directors and executive officers as a group. As of June 30, 2025 we had 1,068,363,108 shares of Common Stock outstanding (exclusive of 0.1 million treasury shares). On any matter presented to the holders of our Common Stock for their action or consideration at any meeting of our Shareholders, each share of Common Stock entitles the holder to one vote.

As used in the table below and elsewhere in this report, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following June 30, 2025. Except as otherwise indicated, the Shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner of Common Stock	Common Stock		Percent (%) of Voting Securities Beneficially Owned
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors*	300,581,058	(1)	26.2%
Barry Dash, Director*	3,235,555	(2)	**	%
Jeffrey Whitnell, Director*	3,187,020	(3)	**	%
Davis Caskey, Director*	2,049,436	(4)	**	%
Douglas Plassche, Executive Vice President *	5,000,000	(5)	**	%
Carter Ward, Chief Financial Officer	5,990,445	(6)	**	%
All Directors and Officers as a group	320,043,514	(7)	27.9%

*	The address is c/o Elite Pharmaceuticals Inc., 165 Ludlow Avenue, Northvale, NJ 07647.

**	Less than 1%

(1)	Includes 219,349,250 shares of Common Stock held by Mr. Hakim and 2,223,147 shares of Common Stock held by Mr. Hakim’s spouse and 79,008,661 shares of Common Stock issuable upon cash exercise of the Series J Warrants with an exercise price of $0.1521 per share.

(2)	Includes 3,235,555 shares of Common Stock held by Dr. Dash

(3)	Includes 3,187,020 shares of Common Stock held by Mr. Whitnell

(4)	Includes 2,049,436 shares of Common Stock held by Mr. Caskey.

(5)	Includes shares of Common Stock issuable upon cash exercise of vested options to purchase 5,000,000 shares of Common Stock and excludes 2,500,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(6)	Includes 4,990,445 shares of Common Stock held by Mr. Ward and shares of Common Stock issuable upon cash exercise of vested options to purchase 1,000,000 shares of Common Stock and excludes 2,000,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(7)	Relates only to current directors and officers. Includes 235,034,853 shares of Common Stock held, 6,000,000 shares of Common Stock issuable upon cash exercise of vested options and 79,008,661 shares of Common Stock issuable upon cash exercise of warrants at an exercise price of $0.1521 per share of Common Stock, and excludes 4,500,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Related Person Transactions

In May 2020, Praxgen, under an asset purchase agreement, assigned its rights and obligations under the Praxgen Agreement for Amphetamine IR and Amphetamine ER to Mikah. The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah is now Elite’s partner with respect to Amphetamine IR and ER and has assumed all the rights and obligations for these products from Praxgen. Mikah was founded in 2009 by Nasrat Hakim, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm for the fiscal years ending March 31, 2025 and March 31, 2024 is Forvis Mazars LLP (“Forvis Mazars”).

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Forvis Mazars (or its predecessor), for the fiscal years ended March 31, 2025 and March 31, 2024 for the audits of our financial statements and interim reviews of our quarterly financial statements.

	Fiscal 2025	Fiscal 2024
Audit Fees - Mazars USA LLP	$—	$245,440
Audit Fees - Forvis Mazars, LLP	$369,500	$60,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following are filed as part of this Annual Report on Form 10-K

(1)	The financial statements and schedules required to be filed by Item 8 of this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Statements.

(2)	The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.
3.1(b)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.
3.1(c)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
3.1(d)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.
3.1(e)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.
3.1(f)	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 29, 2020 and filed with the SEC on June 29, 2020.
3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 23, 2020 and filed with the SEC on April 23, 2020.
4.1	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.
4.2	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.
4.3	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
4.4	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
4.5	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.
4.6	Description of Common Stock, incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K, filed with the SEC on June 29, 2020
10.1	Elite Pharmaceuticals, Inc. Restated 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K, filed with the SEC on July 1, 2024.
10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.
10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.
10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.
10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.

10.6	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.
10.7	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).
10.8	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.
10.9	Master Development and License Agreement For Products Between Elite Pharmaceuticals, Inc. And SunGen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions thereof).
10.10	First Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions thereof).
10.11	Second Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions thereof).
10.12	Development Agreement effective December 3, 2018 by and between Mikah Pharma LLC and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.13	Employment Agreement with Douglas Plassche, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, filed with the SEC on June 14, 2021.
10.14	Master Development and License Agreement for Products Between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC, effective as of June 10, 2021.(Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10), incorporated by reference to the 10-Q for the period ended June 30, 2021 and filed with the SEC on August 16, 2021.
10.15	License and Distribution Agreement by and between Elite Pharmaceuticals, Inc. and Dexcel Ltd. (Or Akiva, Israel), dated December 6, 2021, incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K for the period ended March 31, 2022, filed with the SEC on June 29, 2022.
10.16	February 18, 2022 Retention Agreement with Douglas Plassche, incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K for the period ended March 31, 2022, filed with the SEC on June 29, 2022.
10.17	Agreement for Sale and Purchase of Real Estate, dated April 8, 2022, by and between Clyde Wesp and Margaret Wesp as trustees of the Wesp Family Joint Living Trust UTD November 19, 2015 and the Company, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ended June 30, 2022 and filed with the SEC on August 15, 2022.
10.18	Loan and Security Agreement, dated April 1, 2022, by and among East West Bank, Elite Pharmaceuticals, Inc. and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ended June 30, 2022 and filed with the SEC on August 15, 2022.
10.19	Employment Agreement, dated September 5, 2022, between Elite Pharmaceuticals, Inc. and Kirko Kirkov, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2022.
10.20	Employment Agreement, dated April 27, 2023, between Elite Pharmaceuticals, Inc. and Mark Pellegrino, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2023

10.21	Employment Agreement, dated September 5, 2023, between Elite Pharmaceuticals, Inc. and Carter Ward, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2023.
10.22	Elite Pharmaceuticals, Inc. 2024 Equity Incentive Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed with the SEC on March 28, 2024.
10.23	Asset Purchase Agreement, dated June 17, 2024, by and between the Company and Nostrum Laboratories Inc. incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K, filed with the SEC on July 1, 2024
10.24*	Amendment to Hakim Employment Agreement, dated September 13, 2023.
10.25	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions thereof).
14.1*	Code of Business Conduct and Ethics of Elite Pharmaceuticals, Inc.
16	Buchbinder Letter Dated July 17, 2023, incorporated by reference to Exhibit 16 to the Current Report on Form 8-K filed with the SEC on July 17, 2023.
21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K, for the period ended March 31, 2019 and filed with the SEC on June 21, 2019.
23.1*	Consent of Forvis Mazars LLP, Independent Registered Public Accounting Firm*
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

6/30/2025	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

6/30/2025	By:	/s/ Carter Ward
Carter Ward Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nasrat Hakim	Chief Executive Officer, President and Chairman of the Board of Directors	June 30, 2025
Nasrat Hakim	(Principal Executive Officer)

/s/ Carter Ward	Chief Financial Officer	June 30, 2025
Carter Ward	(Principal Accounting and Financial Officer)

/s/ Barry Dash	Director	June 30, 2025
Barry Dash

/s/ Jeffrey Whitnell	Director	June 30, 2025
Jeffrey Whitnell

/s/ Davis Caskey	Director	June 30, 2025
Davis Caskey

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Elite Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Chargeback Reserve

As described in Note 1 to the financial statements, the Company recognizes revenue from the sale of generic pharmaceutical products under the Elite label at their net realizable value, which includes reductions for variable consideration such as chargebacks. A chargeback represents the difference between the price the wholesaler pays and the price that the wholesaler’s end-customer pays for a product. The Company provides for chargebacks to wholesalers for sales to various end-customers, including hospitals, group purchasing organizations, and pharmacies. The Company’s estimate for chargebacks is developed based on management’s assumptions regarding anticipated product returns, other rebates, and historical information.

We identified the chargeback reserve as a critical audit matter due to the subjectivity involved in management’s assumptions used to estimate the reserve, including the reliance on historical chargeback data and the variability in the wholesaler’s end-customer pricing arrangements. These factors required a high degree of auditor judgment in evaluating the reasonableness of the estimate.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of management’s process for developing the chargeback reserve, including the methods and assumptions used;
●	Testing the completeness and accuracy of the underlying data used in the estimate, including historical chargeback activity and customer arrangements;
●	Developing an independent expectation of the chargeback reserve using relevant historical chargeback data to assess the reasonableness of management’s estimate
●	Assessed the relevance and reliability of the data from external sources utilized in determination of the independent expectation of the chargeback reserve.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2024.

Iselin, NJ

June 30, 2025

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	March 31, 2024
ASSETS
Current assets:
Cash	$11,315,385	$7,106,262
Accounts receivable, net of allowance for expected credit losses of $387,533 and $236,275 respectively	29,207,028	19,453,301
Inventory	16,240,376	12,930,464
Prepaid expenses and other current assets	976,358	524,162
Total current assets	57,739,147	40,014,189

Property and equipment, net of accumulated depreciation of $17,028,700 and $15,906,853 respectively	10,327,245	10,175,293
Intangible assets	5,637,802	6,341,228
Finance lease - right-of-use asset	1,771,494	2,079,658
Operating lease - right-of-use asset	2,000,284	2,355,201
Deferred income tax asset	18,365,748	22,160,895
Other assets:
Restricted cash - debt service for NJEDA bonds	453,776	432,832
Security deposits	91,981	94,240
Total other assets	545,757	527,072
Total assets	$96,387,477	$83,653,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,957,584	$2,714,306
Accrued expenses	3,795,227	5,301,747
Deferred revenue, current portion	5,556	13,333
Bonds payable, current portion, net of bond issuance costs	125,822	115,822
Loans payable, current portion	120,744	180,399
Related party loans payable (Note 7)	4,000,000	4,000,000
Lease obligation - finance lease, current portion	363,112	312,739
Lease obligation - operating lease, current portion	472,390	411,418
Total current liabilities	11,840,435	13,049,764

Long-term liabilities:
Deferred revenue, net of current portion	—	5,556
Bonds payable, net of current portion and bond issuance costs	787,381	913,203
Loans payable, net of current portion and loan costs	2,245,743	2,366,487
Lease obligation - finance lease, net of current portion	1,247,621	1,480,317
Lease obligation - operating lease, net of current portion	1,552,075	1,957,383
Derivative financial instruments - warrants	25,199,193	6,298,008
Total long-term liabilities	31,032,013	13,020,954
Total liabilities	42,872,448	26,070,718

Commitments and Contingencies (Note 8)

Shareholders’ equity:
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,068,463,108 and 1,068,373,108 shares issued as of March 31, 2025 and March 31, 2024, respectively; 1,068,363,108 and 1,068,273,108 shares outstanding as of March 31, 2025 and March 31, 2024, respectively	1,068,467	1,068,377
Additional paid-in capital	173,457,329	173,210,549
Treasury stock; 100,000 shares as of both March 31, 2025 and March 31, 2024, at cost	(306,841)	(306,841)
Accumulated deficit	(120,703,926)	(116,389,267)
Total shareholders’ equity	53,515,029	57,582,818
Total liabilities and shareholders’ equity	$96,387,477	$83,653,536

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2025	2024
Revenue:
Manufacturing fees	$81,986,079	$54,120,731
Licensing fees	2,057,850	2,504,397
Total revenue	84,043,929	56,625,128
Cost of manufacturing	43,957,274	30,268,025
Gross profit	40,086,655	26,357,103

Operating expenses:
Research and development	7,964,837	6,883,351
General and administrative	9,001,930	7,145,114
Non-cash compensation through issuance of stock options	227,565	159,921
Impairment of intangible assets	1,603,426	—
Depreciation and amortization	1,688,429	1,379,948
Total operating expenses	20,486,187	15,568,334

Income from operations	19,600,468	10,788,769

Other (expense) income:
Change in fair value of derivative financial instruments - warrants	(18,901,185)	(5,776,297)
Change in fair value of stock-based liabilities	—	(5,743,468)
Interest expense and amortization of debt issuance costs	(772,367)	(588,622)
Gain from settlement agreements	—	1,761,792
Interest income	20,944	20,918
Other expense, net	(19,652,608)	(10,325,677)

(Loss) income before income taxes	(52,140)	463,092

Income tax (expense) benefit	(4,262,519)	19,645,539

Net (loss) income	$(4,314,659)	$20,108,631

Basic net (loss) income per share	$(0.00)	$0.02
Diluted net (loss) income per share	$(0.00)	$0.02

Basic weighted average common stock outstanding	1,068,290,368	1,015,443,363
Diluted weighted average common stock outstanding	1,068,290,368	1,023,225,623

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2023	—	$—	1,014,015,081	$1,014,019	$164,750,980	100,000	$(306,841)	$(136,497,898)	$28,960,260
Net income	—	—	—	—	—	—	—	20,108,631	20,108,631
Non-cash compensation through the issuance of employee stock options	—	—	—	—	159,921	—	—	—	159,921
Shares issued in payment of salaries	—	—	51,177,339	51,177	7,843,843	—	—	—	7,895,020
Shares issued in payment of consultants	—	—	3,180,688	3,181	455,805	—	—	—	458,986
Balance as of March 31, 2024	—	$—	1,068,373,108	$1,068,377	$173,210,549	100,000	$(306,841)	$(116,389,267)	$57,582,818
Net loss	—	—	—	—	—	—	—	(4,314,659)	(4,314,659)
Non-cash compensation through the issuance of employee stock options	—	—	—	—	227,565	—	—	—	227,565
Shares issued pursuant to exercise of employee stock options	—	—	90,000	90	19,215	—	—	—	19,305
Balance as of March 31, 2025	—	$—	1,068,463,108	$1,068,467	$173,457,329	100,000	$(306,841)	$(120,703,926)	$53,515,029

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,314,659)	$20,108,631
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,226,399	1,320,518
Provision for losses on accounts receivable	151,258	236,276
Impairment of intangible assets	1,603,426	—
Amortization of operating leases - right-of-use assets	433,914	151,066
Amortization of finance leases - right-of-use assets	462,030	46,443
Amortization of debt discount - bonds offering costs	14,178	—
Loss on asset disposal	121,481	—
Non-cash compensation accrued	—	8,354,006
Change in fair value of derivative financial instruments - warrants	18,901,185	5,776,297
Change in fair value of stock-based liabilities	—	(5,743,468)
Deferred tax expense (benefit)	3,795,147	(19,989,074)
Gain on settlement of Common Stock to consultant	—	(1,761,792)
Non-cash compensation through the issuance of employee stock options	227,565	159,921
Change in operating assets and liabilities:
Accounts receivable	(9,904,985)	(16,595,028)
Inventory	(3,309,912)	(3,379,748)
Prepaid expenses and other current assets	(253,739)	508,623
Security deposits	2,259	(73,222)
Accounts payable	243,278	21,681
Accrued expenses	(1,506,520)	7,759,281
Deferred revenue	(13,333)	(13,334)
Lease obligations - operating leases	(423,333)	(139,318)
Interest expense on finance lease liability	—	17,126
Net cash provided by (used in) operating activities	7,455,639	(3,235,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,625,082)	(809,653)
Purchase of intangible assets	(900,000)	—
Proceeds from disposition of property and equipment	125,250	—
Net cash used in investing activities	(2,399,832)	(809,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bond principal	(130,000)	(125,000)
Proceeds from related party loans payable	—	4,000,000
Payments on principal on finance lease obligations	(336,189)	(350,171)
Proceeds from exercise of stock options	19,305	—
Loan payments	(378,856)	(185,648)
Net cash (used in) provided by financing activities	(825,740)	3,339,181

Net change in cash and restricted cash	4,230,067	(705,587)
Cash and restricted cash, beginning of period	7,539,094	8,244,681
Cash and restricted cash, end of period	$11,769,161	$7,539,094

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$672,409	$119,412
Cash paid for income taxes	$612,085	$292,000
Finance directors and officers insurance premium	$198,457	$—
Stock issued in satisfaction of accrued directors salaries and consultant fees	$—	$8,354,006
Recognition of finance lease right of use asset and lease liabilities entered into	$153,870	$466,132
Recognition of operating lease right of use asset and lease liabilities entered into	$78,997	$2,126,101

Reconciliation of cash and restricted cash
Cash	$11,315,385	$7,106,262
Restricted cash - debt service for NJEDA bonds	453,776	432,832
Total cash and restricted cash shown in statement of cash flows	$11,769,161	$7,539,094

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

Principles of Consolidation and Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. The audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the Company’s consolidated financial statements.

Reclassification

Certain items in prior consolidated financial statements have been reclassified to conform to the current presentation. The presentation of the consolidated statements of cash flows has been modified to separately present the change in the security deposits for the year ended March 31, 2024. Additionally, the presentation of Note 4 has been modified to separately disclose accrued interest related to the Company’s related party loan. Lastly, the presentation of Note 14 has been modified to separately disclose the gain from settlement agreements apart of significant non-cash items. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to, chargeback liabilities related to revenue recognition, standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, valuation of intangible assets, the useful life of property and equipment and identifiable intangible assets, stock-based compensation expense, and income taxes. The Company continuously evaluates its estimates, which are based on the information that is currently available to the Company and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Segment Information

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 280 (“ASC 280”), Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company’s CODM is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with GAAP when making decisions about allocating resources and assessing performance of the Company.

The Company has determined that its reportable segments are products whose marketing approvals were secured via an Abbreviated New Drug Application (“ANDA”) and products whose marketing approvals were secured via a New Drug Application (“NDA”). ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. The Company identified its reporting segments based on the marketing authorization relating to each and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the reporting segments. The Company paused further development of NDAs and has not engaged in business activities. Accordingly during fiscal years ended March 31, 2025 and 2024, the Company has only engaged in business activities in a single operating segment.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are currently no intersegment revenues. Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements. Please see Note 14 for further details.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2025.

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

c) Sale of product under the Elite label

The Company began sales of products under the Company’s own label on April 1, 2023. License agreements will remain in place for select products. With this transition, the Company recognizes manufacturing fees related to revenue generated from wholesale customers and from direct sale customers. Wholesalers represent customers that purchase the Company’s products and sell them to end customers such as hospitals, group purchasing organizations, institutions, and pharmacies. Direct sales customers purchase products directly from the Company.

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

The Company provides for chargebacks to wholesalers for sales to various end-customers to include, but not limited to, hospitals, group purchasing organizations, and pharmacies. Chargebacks represent the difference between the price the wholesaler pays and the price that the end-customer pays for a product. The company’s estimate for chargebacks is developed based upon management’s assumption of anticipated claims as well as historical information.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The Company recognizes revenue at a point in time for all performance obligations. During the fiscal years ended March 31, 2025 and 2024, the Company has paused further development of NDAs and has not engaged in business activities in that segment. Accordingly during the fiscal years ended March 31, 2025 and 2024, the Company has only engaged in business activities in a single operating segment. The table also includes a reconciliation of the disaggregated revenue with the reportable segment:

	For the Years Ended March 31,
	2025	2024
ANDA:
Manufacturing fees	$81,986,079	$54,120,731
Licensing fees	2,057,850	2,504,397
Total revenue	$84,043,929	$56,625,128

Selected information on reportable segments and reconciliation of operating income by segment to income from operations before income taxes are disclosed within Note 14.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash

Cash consists of cash on deposit with banks and money market instruments. The Company places its cash with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Restricted Cash

As of March 31, 2025, and March 31, 2024, the Company had $453,776 and $432,832, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 5).

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

The allowance for expected credit losses is based on the probability of future collection under the current expected credited loss (“CECL”) impairment model under Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Assets. Under the CECL impairment model, the Company determines its allowance by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as external forecasts, macroeconomic trends or other factors including customers’ credit risk and historical loss experience. The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to credit losses in the period incurred.

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

During the fiscal years ended March 31, 2025 and 2024, the Company incurred bad debt expenses of $151,258 and $236,276, respectively. As of March 31, 2025 and 2024, the Company’s allowance for credit losses was $387,533 and $236,275, respectively.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended March 31, 2025, the Company determined indicators of impairment occurred related to the Dantrolene and Phentermine intangible assets, both ANDA products, and recorded impairment expense of $1,603,426. There were no such impairment recorded during the year ended March 31, 2024.

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

The following table summarizes the Company’s intangible assets as of and for the periods ended March 31, 2025 and March 31, 2024:

	March 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Additions	Impairment losses	Accumulated Amortization	Net Book Value
Patent application costs	*	$289,039	$—	$—	$—	$289,039
ANDA acquisition costs	Indefinite	6,052,189	900,000	(1,603,426)	—	5,348,763
		$6,341,228	$900,000	$(1,603,426)	$—	$5,637,802

	March 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Additions	Impairment losses	Accumulated Amortization	Net Book Value
Patent application costs	*	$289,039	$—	$—	$—	$289,039
ANDA acquisition costs	Indefinite	6,052,189	—	—	—	6,052,189
		$6,341,228	$—	$—	$—	$6,341,228

*	Patent application costs were incurred in relation to the Company’s abuse-deterrent opioid technology. Amortization of the patent costs will begin upon the issuance of marketing authorization by the FDA. Amortization will then be calculated on a straight-line basis through the expiry of the related patent(s).

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2025, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdictions are: United States – Federal, 2021 and forward, and State, 2020 and forward. The Company did not have any unrecognized tax positions for the years ended March 31, 2025 and 2024.

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

(Loss) Income Per Share Attributable to Common Shareholders

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

As the Company was in a net loss position for the year ended March 31, 2025, the potential dilution from the warrants converting into 79,008,661 shares of Common Stock and the stock options converting into 15,640,000 shares of Common Stock for these periods have been excluded from the number of shares used in calculating diluted net (loss) income per share as their inclusion would have been antidilutive. The assumed exercise of the warrants would have an antidilutive effect for the year ended March 31, 2024.

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Years Ended March 31,
	2025	2024
Numerator
Net (loss) income - basic and diluted	$(4,314,659)	$20,108,631

Denominator
Weighted average shares of Common Stock outstanding - basic	1,068,290,368	1,015,443,363
Dilutive effect of stock options	—	7,782,260
Weighted average shares of Common Stock outstanding - diluted	1,068,290,368	1,023,225,623

Net (loss) income per share
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$0.02

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

Measured on a Recurring Basis

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Liabilities
Derivative financial instruments - warrants	$25,199,193	$—	$—	$25,199,193

March 31, 2024
Liabilities
Derivative financial instruments - warrants	$6,298,008	$—	$—	$6,298,008

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

During the year ended March 31, 2025, the Company determined indicators of impairment occurred related to the Dantrolene and Phentermine intangible assets, both ANDA products, and recorded impairment expense of $1,603,426. There were no such impairment recorded during the year ended March 31, 2024.

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of shareholders’ equity.

Right-of-Use Asset and Lease Liability

The Company accounts for leases in accordance with ASU 2016-02, “Leases” (Topic 842) (“ASU 2016-02”).

A lessee should recognize the lease liability to make lease payments and the right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases and finance leases, a right-of-use asset and a lease liability are initially measured at the present value of the lease payments by discount rates. The Company’s lease discount rates are generally based on its incremental borrowing rate, as the discount rates implicit in the Company’s leases is readily determinable. Operating leases are included in operating lease right-of-use assets and lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment and lease liability in the Company’s consolidated balance sheets. Lease expense for operating expense payments is recognized on a straight-line basis over the lease term. Interest and amortization expenses are recognized for finance leases on a straight-line basis over the lease term.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments, which aims to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. Topic 280 also requires other specified segment items and amounts to be disclosed under certain circumstances. The amendments in this ASU do not change or remove those disclosure requirements and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. As of March 31, 2025, this ASU became effective and the Company’s management adopted this ASU in its financial statements and related disclosures. See Note 14 for related disclosures.

Recently Issued Accounting Pronouncements Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to income tax disclosures, which enhances the disclosure requirements for the income tax rate reconciliation, domestic and foreign income taxes paid, requiring disclosure of disaggregated income taxes paid by jurisdiction, unrecognized tax benefits, and modifies other income tax-related disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date. ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. ASU 2024-03, as clarified by ASU 2025-01, is effective for public entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact that the updated standard will have on the Company’s disclosures within the consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The ASU is effective for fiscal years beginning after December 15, 2026 with updates to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company is evaluating the impact that this standard will have on the Company’s consolidated financial statements.

Management has evaluated recently issued accounting pronouncements outside of those mentioned above and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

NOTE 2. INVENTORY

Inventory consisted of the following:

	March 31, 2025	March 31, 2024
Finished goods	$4,816,458	$4,465,970
Work-in-progress	1,422,005	1,804,426
Raw materials	10,001,913	6,660,068
Inventory	$16,240,376	$12,930,464

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2025	March 31, 2024
Land, building and improvements	$11,649,918	$11,061,149
Laboratory, manufacturing, warehouse and transportation equipment	14,776,008	14,090,978
Office equipment and software	373,601	373,601
Furniture and fixtures	556,418	556,418
Property and equipment, gross	27,355,945	26,082,146
Less: Accumulated depreciation	(17,028,700)	(15,906,853)
Property and equipment, net	$10,327,245	$10,175,293

Depreciation expense was $1,226,399 and $1,320,518 for the years ended March 31, 2025 and 2024, respectively.

NOTE 4. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2025	March 31, 2024
Co-development profit split	$2,617,210	$3,684,587
Income tax	340,614	485,327
Employee bonuses	121,885	206,225
Audit fees	75,000	125,000
Legal and professional expense	55,000	90,000
Director dues	22,500	22,500
Consultant contract fees	—	20,000
Salaries and fees payable	172,655	—
Accrued interest - related parties	100,000	90,000
Other accrued expenses	290,363	578,108
Total accrued expenses	$3,795,227	$5,301,747

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s bonds payable liability:

	March 31, 2025	March 31, 2024
Gross bonds payable
NJEDA Bonds - Series A Notes	$990,000	$1,120,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(140,000)	(130,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$850,000	$990,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(277,657)	(263,479)
Bond offering costs, net	$76,797	$90,975

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$140,000	$130,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$125,822	$115,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$850,000	$990,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(62,619)	(76,797)
Long term portion of bonds payable, net of bond offering costs	$787,381	$913,203

Amortization expense was $14,178 and $14,185 for the years ended March 31, 2025 and 2024, respectively. Interest payable was $5,363 and $6,067 as of March 31, 2025 and 2024, respectively. Interest expense was $67,871 and $76,185 for the years ended March 31, 2025 and 2024, respectively.

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
2026	$140,000
2027	150,000
2028	160,000
2029	170,000
2030	180,000
Thereafter	190,000
$990,000

NOTE 6. LOANS PAYABLE

On July 1, 2022, the East West Bank (“EWB”) provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at the Wall Street Journal Prime Rate (“WSJP”) plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of March 31, 2025, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of the date of this filing, the Company was in compliance with each financial covenant.

The Company has entered into a collateralized promissory note with individual lenders (a “Promissory Note”). As of June 2, 2023, a Promissory Note was placed with Nasrat Hakim, CEO and Chairman of the Board of Directors, for $3,000,000. Refer to Note 7 for information regarding the Promissory Note.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans payable consisted of the following:

	March 31, 2025	March 31, 2024
Mortgage loan payable 4.75% interest and maturing June 2032	$2,334,163	$2,418,426
Equipment and insurance financing loans payable, between 5.99% and 12.02% interest and maturing between April 2025 and October 2025	32,324	128,460
Less: Current portion of loans payable	(120,744)	(180,399)
Long-term portion of loans payable	$2,245,743	$2,366,487

The interest expense associated with the loans payable was $128,234 and $137,438 for the years ended March 31, 2025 and 2024, respectively.

Loan principal payments for the next five years are as follows:

Future principal balances
Years ending March 31,	Amount
2026	$120,744
2027	92,772
2028	94,433
2029	98,447
2030	103,817
Thereafter	1,856,274
Total remaining principal balance	$2,366,487

NOTE 7. RELATED PARTY LOANS PAYABLE

The Company has entered into a collateralized promissory note with individual lenders (the “Hakim Promissory Note”). These covenants include filing timely tax returns and financial statements, and an agreement not to sell, lease, or transfer a substantial portion of the Company’s assets during the term of the Hakim Promissory Note. On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, CEO and Chairman of the Board of Directors, pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000. The Hakim Promissory Note has an interest rate of 9% for the first year and 10% for an optional second year and the proceeds were used for working capital and other business purposes. The original maturity date of the Hakim Promissory Note was June 2, 2024, with an optional second year extension. The second year extension was exercised pursuant to the terms of the Hakim Promissory Note. For the years ended March 31, 2025 and 2024, interest expense on the Hakim Promissory Note totaled $292,500 and $270,000, respectively, recorded on the Consolidated Statements of Operations in interest expense and amortization of debt issuance costs. On June 2, 2025, the Hakim Promissory Note was paid in full and no balance was outstanding as of this date.

On June 30, 2023, the Company entered into a collateralized promissory note with Davis Caskey (the “Caskey Promissory Note”). The Caskey Promissory Note has a principal balance of $1,000,000 and an interest rate of 9% for the first year and 10% for an optional second year. The Caskey Promissory Note is subject to the same covenants as are contained in the Hakim Promissory Note. The proceeds will be used for working capital and other business purposes. The original maturity date of the Caskey Promissory Note was June 30, 2024, with an optional second year extension. The second year extension was exercised pursuant to the terms of the Caskey Promissory Note. For the years ended March 31, 2025 and 2024, interest expense on the Caskey Promissory Note totaled $100,000 and $90,000, respectively, recorded on the Consolidated Statements of Operations in interest expense and amortization of debt issuance costs. On June 26, 2025, the Caskey Promissory Note was paid in full and no balance was outstanding as of this date.

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

On August 17, 2023, Elite filed a paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. Elite has obtained several agreements with Purdue to stay the litigation, with the latest being a stipulation and order submitted on March 19, 2025 lifting the existing stipulated stay. An amended complaint was filed by Purdue on April 18, 2025. Elite’s launch of a generic Oxycontin will depend on the approval by the FDA and the outcome of various litigation involving Purdue or the expiry of the patents listed on the Orange Book. As of March 31, 2025, the results of such proceedings cannot be predicted with certainty and are neither probable nor estimable.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2024, the Company entered into two separate finance leases for manufacturing assets (the “July 2024 Equipment Leases”). The July 2024 Equipment Leases are related warehouse and laboratory equipment with an aggregate acquisition cost of $153,745. Each of the separate leases included in the July 2024 Equipment Lease have a term of five years, ending in July 2029. The Company will retain ownership of all related assets at lease terminations.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A lease is classified as a finance lease if any of the following criteria are met: (i) ownership of the underlying asset transfers to the Company by the end of the lease term; (ii) the lease contains an option to purchase the underlying asset that the Company is reasonably expected to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset; or (v) the underlying asset is of a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease that does not meet any of the criteria to be classified as a finance lease is classified as an operating lease. As the Company expects to exercise the option to purchase the asset at the end of the lease term, the Waters equipment lease was determined to be a finance lease. The finance lease is included on the consolidated balance sheets as Finance lease - right-of-use asset and Lease obligation - finance lease. The finance lease costs are split between Depreciation and amortization expense related to the asset and Interest expense and amortization of debt issuance costs on the lease liability, using the effective rate charged by the lessor. The Company has elected to account for lease and non-lease components separately.

Lease assets and liabilities are classified as follows on the consolidated balance sheet:

		For the Years Ended March 31,
Lease	Classification	2025	2024
Assets
Finance	Finance lease – right-of-use asset	$1,771,494	$2,079,658
Operating	Operating lease – right-of-use asset	2,000,284	2,355,201
Total leased assets		$3,771,778	$4,434,859

Liabilities
Current
Finance	Lease obligation – finance lease	$363,112	$312,739
Operating	Lease obligation – operating lease	472,390	411,418

Long-term
Finance	Lease obligation – finance lease, net of current portion	1,247,621	1,480,317
Operating	Lease obligation – operating lease, net of current portion	1,552,075	1,957,383.00
Total lease liabilities		$3,635,198	$4,161,857

Rent expense is recorded on the straight-line basis and is recorded in general and administrative expense in the consolidated statements of operations. Rent expense is as follows:

	For the Years Ended March 31,
Lease	2025	2024
Ludlow-144	$610,409	$151,515
Pompano-2311	18,870	28,690
NBV-610	14,605	—

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs:

Years ending March 31,	Operating Lease Amount	Financing Lease Amount	Total
2026	$653,092	$517,241	$1,170,333
2027	667,307	484,151	1,151,458
2028	666,207	479,337	1,145,544
2029	440,159	438,045	878,204
2030	—	13,740	13,740
Less: interest	(402,300)	(321,781)	(724,081)
Present value of lease payments	$2,024,465	$1,610,733	$3,635,198

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s leases were as follows:

	For the Years Ended March 31,
Lease Term and Discount Rate	2025	2024
Remaining lease term (years)
Operating leases	3.6	4.7
Finance leases	3.8	4.8
Discount rate
Operating leases	10.0%	10.0%
Finance leases	9.5%	9.5%

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

The Company has 79,008,661 total warrants to purchase shares of Common Stock outstanding with a weighted average exercise price of $0.1521 as of March 31, 2025 and March 31, 2024.

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

The fair value of the Series J Warrants was calculated using a Black-Scholes model. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	March 31, 2025	March 31, 2024
Fair value of the Company’s Common Stock	$0.4350	$0.1543
Volatility	82.80%	72.90%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	2.1	3.1
Risk free rate	3.89%	4.40%

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis were as follows:

Balance at March 31, 2023	$521,711
Change in fair value of derivative financial instruments - warrants	5,776,297
Balance at March 31, 2024	$6,298,008
Change in fair value of derivative financial instruments - warrants	18,901,185
Balance at March 31, 2025	$25,199,193

NOTE 11. SHAREHOLDERS’ EQUITY

Summary of Common Stock Activity

On November 22, 2023, the Company issued 1,642,971 shares of Common Stock in payment of director fees to be paid via the issuance of common stock, with such shares having an aggregate value on the date of original accrual of $60,000 and which were owed for periods prior to the current fiscal year and accrued as of the date of share issuance. The price of the Company’s Common Stock on November 22, 2023, was $0.1533 per share. The aggregate value of the shares on the date of their issuance was $257,867.

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

As of March 31, 2025, there was no common stock owed to Directors as the amount outstanding was paid during fiscal year 2024.

As of March 31, 2024, the Company accrued director’s fees totaling $22,500, which will be paid via cash payments totaling $22,500 and the issuance of shares of Common Stock, with the valuation of such shares being calculated on a quarterly basis and equal to the average closing price of the Company’s Common Stock.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024, the Company accrued no additional salaries owed to the Company’s President, Chief Executive Officer and certain other employees which will be paid via the issuance of shares of Common Stock. On March 29, 2024 the Company paid off its balance of accrued salaries to the president through the issuance of 49,534,368 shares of common stock.

Balance of common stock owed at April 1, 2023	$4,278,333
Awarded shares	—
Change in fair value of stock-based liabilities	5,551,601
Common stock issued	(8,068,142)
Settlement of non-cash liability	(1,761,792)
Balance of common stock owed at March 31, 2024	$—

As of March 31, 2025, the Company accrued no additional salaries owed to the Company’s President, Chief Executive Officer and certain other employees.

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

On March 29, 2024, the Company issued 957,541 shares of Common Stock in satisfaction of accrued consultant fees.

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

The fair value of option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. The Company estimates its expected volatility by using a combination of historical share price volatilities of similar companies within the Company’s industry. The expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards, since the Company does not have sufficient exercise history to estimate term of its historical option awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The grant date fair value of option awards is determined using the Black Scholes option-pricing model. The following assumptions were used for the years ended March 31, 2025 and 2024 :

	March 31, 2025	March 31, 2024
Term (in years)	10	10
Exercise Price	$0.21	$0.08-$0.16
Dividend Yield	—	—
Expected Volatility	119%	80%-81%
Risk Free Rate	1.82%	4.27%-4.69%

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of Company’s 2024 Equity Incentive plan and prior equity incentive plans for the year ended March 31, 2025 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2024	15,730,000	$0.05	8.8	$1,626,748
Granted	90,000	0.21	—	$—
Exercised	(90,000)	0.21	—	$—
Expired and Forfeited	(90,000)	0.06	—	$—
Outstanding at March 31, 2025	15,640,000	$0.05	7.8	$6,000,552
Exercisable at March 31, 2025	9,066,668	$0.05	7.6	$3,528,122

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of March 31, 2025 of $0.35 for those awards with strike prices lower than the quoted price of the Company’s Common Stock as of March 31, 2025. As of March 31, 2025, there was $228,166 in unrecognized stock based compensation expense that will be recognized over a weighted average 1.26 year period.

The weighted-average grant-date fair value of stock options granted during the year ended March 31, 2025 was $0.2028. The total intrinsic value of options exercised during the year ended March 31, 2025 was $19,845.

NOTE 13. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 58% of the Company’s revenues for the year ended March 31, 2025. These two customers accounted for approximately 39% and 19% of revenues each, respectively.

Three customers accounted for approximately 67% of the Company’s revenues for the year ended March 31, 2024. These three customers accounted for approximately 32%, 27%, and 8% of revenue each, respectively.

Accounts Receivable

Three customers accounted for approximately 75% of the Company’s accounts receivable as of March 31, 2025. These three customers accounted for approximately 46%, 19%, and 10% of accounts receivable each, respectively.

Two customers accounted for approximately 80% of the Company’s accounts receivable as of March 31, 2024. These two customers accounted for approximately 49% and 31% of accounts receivable each, respectively.

Purchasing

Three suppliers accounted for approximately 69% of the Company’s purchases of raw materials for the year ended March 31, 2025. These three customers accounted for approximately 43%, 13%, and 13% of purchasing each, respectively.

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

Consolidated loss from operations, which is reported in the accompanying consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. This enables the CEO to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents selected information for the Company’s reportable segments:

	For the Years Ended March 31,
	2025	2024
Operating Income by Segment
ANDA	$32,121,818	$19,473,752
Operating income by Segment	$32,121,818	$19,473,752

The Company notes that there was no revenue related to the NDA segment for the years ended March 31, 2025 and 2024.

The table below reconciles the Company’s operating income by segment to (loss) income before income taxes as reported in the Company’s consolidated statements of operations:

	For the Years Ended March 31,
	2025	2024
Operating income by segment	$32,121,818	$19,473,752
Corporate unallocated costs	(9,001,930)	(7,145,114)
Interest income	20,944	20,918
Interest expense and amortization of debt issuance costs	(772,367)	(588,622)
Impairment of intangible assets	(1,603,426)	—
Depreciation and amortization expense	(1,688,429)	(1,379,948)
Significant non-cash items	(227,565)	(159,921)
Gain from settlement agreements	—	1,761,792
Change in fair value of derivative instruments	(18,901,185)	(5,776,297)
Change in fair value of stock-based liabilities	—	(5,743,468)
(Loss) income before income taxes	$(52,140)	$463,092

NOTE 15. RELATED PARTY AGREEMENTS

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

As of March 31, 2025, the Company owes an aggregate of $2,617,210 to Mikah in accordance with the agreements, with such amount being recorded as an accrued expense on the consolidated balance sheets.

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

NOTE 16. INCOME TAXES

The (loss) income before income taxes for the years ended March 31, 2025 and 2024 were $(0.1) million and $0.5 million, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the provision for income taxes were (amounts in thousands):

For the Year Ended March 31 (in thousands)	2025	2024
Current provision (benefit):
Federal	$—	$—
State and local	468	343
Total current provision	468	343

Deferred provision (benefit):
Federal	3,871	(19,708)
State and local	(76)	(281)
Total deferred provision (benefit)	3,795	(19,989)

Provision (benefit) for income taxes	$4,263	$(19,646)

Reconciliation of the federal statutory rate to the Company’s effective tax rate were:

For the Year Ended March 31 (in thousands)	2025	2024
Federal income tax rate	$(11)	$99
State and local taxes, net of federal benefit	293	(10)
Non-deductible change in fair value of derivative financial instruments	3,969	1,213
Non-deductible change in fair value of stock-based liabilities	—	949
Other permanent items	17	11
Prior year deferred true-up	110	(1,659)
Tax credits	(115)	(240)
Change in valuation allowance	—	(20,010)
Effective tax rate	$4,263	$(19,646)

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major components of deferred tax assets and liabilities as of March 31, 2025 and 2024 are as follows (amounts in thousands of dollars):

As of March 31 (in thousands)	2025	2024
Deferred tax assets:
Lease Liability	$865	$1,034
Fixed Assets	—	137
Sec. 174 R&E Capitalization	3,104	2,298
Allowance for Expected Credit Losses	92	59
Net Operating Loss	10,664	15,533
R&D Credit	5,348	5,232
Deferred tax assets	20,073	24,293

Deferred tax liabilities:
Fixed Assets	(98)	—
Right of Use Asset	(898)	(1,102)
Intangible Assets	(711)	(1,030)
Deferred tax liabilities	(1,707)	(2,132)

Net deferred tax asset	$18,366	$22,161

The Company’s income tax expense (benefit) was $4.3 million and $(19.6) million for the years ended March 31, 2025 and 2024, respectively. During the year ended March 31, 2024, the Company recorded tax benefit of $21.9 million related to the Company’s release of the valuation allowance against deferred tax assets related to U.S. federal net operating losses carryforwards and research and development tax credits, which are expected to be realized based on demonstrated current profitability and its expectations of forecasted income.

As of March 31, 2025, the Company has a federal net operating loss carry forward of $50.8 million, of which, $33.5 million are subject to expire at various dates between 2034 and 2037 and $17.3 million can be carried forward indefinitely with limitation of 80% of taxable income. As of March 31, 2025, the Company’s federal and state income taxes due were $0.0 million and $0.3 million, respectively.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as a component of income tax expense. There were no amounts accrued for interest or penalties for the year ended March 31, 2025. Management does not expect any material changes in its unrecognized tax benefits in the next year.

There are currently no federal or state income tax examinations underway. The Company’s federal tax returns are open to examination from 2021 and its state tax returns are open to examination from 2020.

NOTE 17. SUBSEQUENT EVENTS

On April 30, 2025, the Company announced that it is developing niche generic products and has launched Elite’s generic version of Percocet® (oxycodone hydrochloride and acetaminophen tablets, USP CII) 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets. Oxycodone HCl and acetaminophen is indicated for the relief of moderate to moderately severe pain.

On June 2, 2025, the Hakim Promissory Note was paid in full, in accordance with its terms and conditions.

On June 26, 2025, the Caskey Promissory Note was paid in full, in accordance with its terms and conditions.

