Form 10-Q
period 2025-06-30
ELITE PHARMACEUTICALS INC /NV/
filed 2025-08-14
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 14, 2025:

Common Stock - 1,070,963,108 shares

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$21,737,797	$11,315,385
Accounts receivable, net of allowance for expected credit losses of approximately $598,958 and $387,533 respectively	36,218,671	29,207,028
Inventory	19,356,728	16,240,376
Prepaid expenses and other current assets	547,904	976,358
Total current assets	77,861,100	57,739,147

Property and equipment, net of accumulated depreciation of $17,304,113 and $17,028,700 respectively	10,270,036	10,327,245
Intangible assets	5,637,802	5,637,802
Finance lease - right-of-use asset	1,652,021	1,771,494
Operating lease - right-of-use asset	1,886,899	2,000,284
Deferred income tax asset	13,481,213	18,365,748
Other assets:
Restricted cash - debt service for NJEDA bonds	458,318	453,776
Security deposits	91,981	91,981
Total other assets	550,299	545,757
Total assets	$111,339,370	$96,387,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,088,869	$2,957,584
Accrued expenses	4,581,743	3,795,227
Deferred revenue	2,222	5,556
Bonds payable, current portion, net of bond issuance costs	125,822	125,822
Loans payable, current portion	104,799	120,744
Related party loans payable (Note 8)	—	4,000,000
Lease obligation - finance lease, current portion	371,443	363,112
Lease obligation - operating lease, current portion	487,759	472,390
Total current liabilities	10,762,657	11,840,435

Long-term liabilities:
Bonds payable, net of current portion and bond issuance costs	790,926	787,381
Loans payable, net of current portion and loan costs	2,223,181	2,245,743
Lease obligation - finance lease, net of current portion	1,147,113	1,247,621
Lease obligation - operating lease, net of current portion	1,424,120	1,552,075
Derivative financial instruments - warrants	47,308,730	25,199,193
Total long-term liabilities	52,894,070	31,032,013
Total liabilities	63,656,727	42,872,448

Commitments and Contingencies (Note 9)

Shareholders’ equity:
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,068,463,108 and 1,068,463,108 shares issued as of June 30, 2025 and March 31, 2025, respectively; 1,068,363,108 and 1,068,363,108 shares outstanding as of June 30, 2025 and March 31, 2025, respectively	1,068,467	1,068,467
Additional paid-in capital	173,509,658	173,457,329
Treasury stock; 100,000 shares as of both June 30, 2025 and March 31, 2025, at cost	(306,841)	(306,841)
Accumulated deficit	(126,588,641)	(120,703,926)
Total shareholders’ equity	47,682,643	53,515,029
Total liabilities and shareholders’ equity	$111,339,370	$96,387,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2025	2024
Revenue:
Manufacturing fees	$39,777,763	$18,443,918
Licensing fees	433,334	359,145
Total revenue	40,211,097	18,803,063
Cost of manufacturing	12,985,127	10,328,285
Gross profit	27,225,970	8,474,778

Operating expenses:
Research and development	1,674,964	2,163,527
General and administrative	3,404,084	1,969,154
Non-cash compensation through issuance of stock options	52,329	52,329
Depreciation and amortization	394,886	425,712
Total operating expenses	5,526,263	4,610,722

Income from operations	21,699,707	3,864,056

Other (expense) income:
Change in fair value of derivative financial instruments - warrants	(22,109,537)	(2,782,913)
Interest expense and amortization of debt issuance costs	(158,926)	(250,781)
Interest income	4,542	5,390
Other income	—	12,000
Other expense, net	(22,263,921)	(3,016,304)

(Loss) income before income taxes	(564,214)	847,752

Income tax expense	(5,320,501)	(231,979)

Net (loss) income	$(5,884,715)	$615,773

Basic net (loss) income per share attributable to common shareholders	$(0.01)	$0.00
Diluted net (loss) income per share attributable to common shareholders	$(0.01)	$0.00

Basic weighted average common stock outstanding	1,068,363,108	1,068,273,108
Diluted weighted average common stock outstanding	1,068,363,108	1,076,250,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2025	—	$—	1,068,463,108	$1,068,467	$173,457,329	100,000	$(306,841)	$(120,703,926)	$53,515,029

Net loss	—	—	—	—	—	—	—	(5,884,715)	(5,884,715)

Non-cash compensation through the issuance of employee stock options	—	—	—	—	52,329	—	—	—	52,329

Balance at June 30, 2025	—	$—	1,068,463,108	$1,068,467	$173,509,658	100,000	$(306,841)	$(126,588,641)	$47,682,643

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2024	—	$—	1,068,373,108	$1,068,377	$173,210,549	100,000	$(306,841)	$(116,389,267)	$57,582,818

Net income	—	—	—	—	—	—	—	615,773	615,773

Non-cash compensation through the issuance of employee stock options	—	—	—	—	52,329	—	—	—	52,329

Balance at June 30, 2024	—	$—	1,068,373,108	$1,068,377	$173,262,878	100,000	$(306,841)	$(115,773,494)	$58,250,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,884,715)	$615,773
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	275,413	322,103
Provision for losses on accounts receivable	211,425	9,810
Amortization of operating leases - right-of-use assets	113,385	133,029
Amortization of finance leases - right-of-use assets	119,473	103,609
Amortization of debt discount - bonds offering costs	3,545	3,544
Loss on asset disposal	—	45,599
Change in fair value of derivative financial instruments - warrants	22,109,537	2,782,913
Deferred tax expense	4,884,535	18,209
Non-cash compensation through the issuance of employee stock options	52,329	52,329
Change in operating assets and liabilities:
Accounts receivable	(7,223,068)	(1,042,910)
Inventory	(3,116,352)	(900,854)
Prepaid expenses and other current assets	428,454	286,950
Accounts payable	2,131,285	(107,274)
Accrued expenses	786,516	926,348
Deferred revenue	(3,334)	(3,334)
Lease obligations - operating leases	(112,586)	(101,381)
Net cash provided by operating activities	14,775,842	3,144,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(218,204)	(778,527)
Purchase of intangible assets	—	(900,000)
Proceeds from disposition of property and equipment	—	15,250
Net cash used in investing activities	(218,204)	(1,663,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of related party loans payable	(4,000,000)	—
Payments on principal on finance lease obligations	(92,177)	(71,329)
Loan payments	(38,507)	(103,577)
Net cash used in financing activities	(4,130,684)	(174,906)

Net change in cash and restricted cash	10,426,954	1,306,280

Cash and restricted cash, beginning of period	11,769,161	7,539,094

Cash and restricted cash, end of period	$22,196,115	$8,845,374

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$158,926	$222,970
Finance directors and officers insurance premium	$—	$198,457

Reconciliation of cash and restricted cash
Cash	$21,737,797	$8,407,152
Restricted cash - debt service for NJEDA bonds	458,318	438,222
Total cash and restricted cash shown in statement of cash flows	$22,196,115	$8,845,374

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on June 30, 2025. The interim results for the three months ended June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2026 or for any future periods.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 1 of the Company’s consolidated financial statements for the year ended March 31, 2025. There were no significant changes to these accounting policies during the three months ended June 30, 2025.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to, chargeback liabilities related to revenue recognition, standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, warrant derivative liability, valuation of intangible assets, the useful life of property and equipment and identifiable intangible assets, stock-based compensation expense and income taxes. The Company continually evaluates its estimates, which are based on information that is currently available to the Company and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has determined that its reportable segments are products whose marketing approvals were secured via an Abbreviated New Drug Application (“ANDA”) and products whose marketing approvals were secured via a New Drug Application (“NDA”). ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. The Company identified its reporting segments based on the marketing authorization relating to each and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the reporting segments. The Company paused further development of NDAs and has not engaged in business activities. Accordingly, during the three months ended June 30, 2025 and 2024, the Company has only engaged in business activities in a single operating segment.

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

The Company provides for chargebacks to wholesalers for sales to various end-customers to include, but not limited to, hospitals, group purchasing organizations, and pharmacies. Chargebacks represent the difference between the price the wholesaler pays and the price that the end-customer pays for a product. The Company’s estimate for chargebacks is developed based upon management’s assumption of anticipated claims as well as historical information. Chargebacks represent variable consideration within the Company’s contracts and therefore as such, revenue recognized is limited to the amount for which a significant reversal of revenue related to this variable consideration is not probable.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recognizes revenue when the customer obtains control of the Company’s product based on the contractual shipping terms of the contract, at which time the performance obligation is deemed to be completed. The Company is primarily responsible for fulfilling the promise to provide the product, is responsible to ensure that the product is produced in accordance with the related supply agreement, and fulfilling the promise to deliver the product and bears risk of loss while the inventory is in-transit to the purchaser or commercial partner. Revenue is measured as the amount of consideration the Company expects to receive from the sale of its products, including Elite-labeled pharmaceutical products, and is recorded at net realizable value which consists of gross amounts invoiced reduced by contractual reductions, including, without limitation, chargebacks, discounts and program rebates, as applicable.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2025.

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The Company recognizes revenue at a point in time for all performance obligations. During the three months ended June 30, 2025 and 2024, the Company had paused further development of NDAs and has not engaged in business activities in that segment. Accordingly, during the three months ended June 30, 2025 and 2024, the Company has only engaged in business activities in a single operating segment. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	For the Three Months Ended June 30,
	2025	2024
ANDA:
Manufacturing fees	$39,777,763	$18,443,918
Licensing fees	433,334	359,145
Total ANDA revenue	$40,211,097	$18,803,063

Selected information on reportable segments and reconciliation of operating income by segment to income from operations before income taxes are disclosed within Note 14.

Restricted Cash

As of June 30, 2025, and March 31, 2025, the Company had $458,318 and $453,776, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

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

The Company operates in multiple tax jurisdictions within the United States. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of June 30, 2025, a summary of the tax years that remain subject to examination in our major tax jurisdictions are: United States – Federal, 2021 and forward. The Company did not record unrecognized tax positions for the three months ended June 30, 2025.

(Loss) Earnings Per Share Attributable to Common Shareholders’

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted (loss) earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of Common Stock outstanding during the period.

As the Company was in a net loss position for the three months ended June 30, 2025, the potential dilution from the warrants converting into 79,008,661 shares of Common Stock and the stock options converting into 15,640,000 of Common Stock for these periods have been excluded from the number of shares used in calculating diluted net (loss) income per share as their inclusion would have been antidilutive.

As the average market price of Common Stock for the three months ended June 30, 2024 did not exceed the exercise price of the warrants, the potential dilution from the warrants converting into 79,008,661 shares of Common Stock for all periods have been excluded from the number of shares used in calculating diluted net income per share as their inclusion would have been antidilutive.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended June 30,
	2025	2024
Numerator
Net (loss) income - basic	$(5,884,715)	$615,773
Effect of dilutive instrument on net income	—	—
Net (loss) income - diluted	$(5,884,715)	$615,773

Denominator
Weighted average shares of Common Stock outstanding - basic	1,068,363,108	1,068,273,108
Dilutive effect of stock options	—	7,977,096
Weighted average shares of Common Stock outstanding - diluted	1,068,363,108	1,076,250,204

Net (loss) income per share
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09,  Income Taxes (Topic 740): Improvements to income tax disclosures, which enhances the disclosure requirements for the income tax rate reconciliation, domestic and foreign income taxes paid, requiring disclosure of disaggregated income taxes paid by jurisdiction, unrecognized tax benefits, and modifies other income tax-related disclosures. The amendments are effective for the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026. The Company is currently evaluating the impact of adopting this guidance on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date. ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. ASU 2024-03, as clarified by ASU 2025-01, is effective for public entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact that the updated standard will have on the Company’s disclosures within the unaudited condensed consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The ASU is effective for fiscal years beginning after December 15, 2026 with updates to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company is evaluating the impact that this standard will have on the Company’s unaudited condensed consolidated financial statements.

Management has evaluated recently issued accounting pronouncements outside of those mentioned above and does not believe that any of these pronouncements will have a significant impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. INVENTORY

Inventory consisted of the following:

	June 30, 2025	March 31, 2025
Finished goods	$5,889,729	$4,816,458
Work-in-progress	1,997,785	1,422,005
Raw materials	11,469,214	10,001,913
Inventory	$19,356,728	$16,240,376

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2025	March 31, 2025
Land, building and improvements	$11,649,918	$11,649,918
Laboratory, manufacturing, warehouse and transportation equipment	14,994,212	14,776,008
Office equipment and software	373,601	373,601
Furniture and fixtures	556,418	556,418
Property and equipment, gross	27,574,149	27,355,945
Less: Accumulated depreciation	(17,304,113)	(17,028,700)
Property and equipment, net	$10,270,036	$10,327,245

Depreciation and amortization expense was $275,413 and $322,103 for the three months ended June 30, 2025 and 2024, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of and for the periods ended June 30, 2025 and March 31, 2025:

	June 30, 2025
	Estimated Useful Life	Gross Carrying Amount	Additions	Impairment losses	Accumulated Amortization	Net Book Value
Patent application costs	*	$289,039	$—	$—	$—	$289,039
ANDA acquisition costs	Indefinite	5,348,763	—	—	—	5,348,763
		$5,637,802	$—	$—	$—	$5,637,802

	March 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Additions	Impairment losses	Accumulated Amortization	Net Book Value
Patent application costs	*	$289,039	$—	$—	$—	$289,039
ANDA acquisition costs	Indefinite	6,052,189	900,000	(1,603,426)	—	5,348,763
		$6,341,228	$900,000	$(1,603,426)	$—	$5,637,802

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company tests its intangible assets for impairment at least annually (as of March 31st) and whenever events or circumstances indicate that impairment may have occurred. Indicators of impairment may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or business climate; unanticipated competition; and slower growth rates. No such impairment was recorded during the three months ended June 30, 2025 and the three months ended June 30, 2024.

* Patent application costs were incurred in relation to the Company’s abuse deterrent opioid technology. Amortization of the patent costs will begin upon the issuance of marketing authorization by the FDA. Amortization will then be calculated on a straight-line basis through the expiry of the related patent(s).

NOTE 5. ACCRUED EXPENSES

As of June 30, 2025 and March 31, 2025, the Company’s accrued expenses consisted of the following:

	June 30, 2025	March 31, 2025
Co-development profit split	$1,864,456	$2,617,210
Income tax	753,406	340,614
Employee bonuses	554,502	121,885
Other accrued expenses	336,450	290,363
Legal and professional expense	610,000	55,000
Salaries and fees payable	167,179	172,655
Audit fees	248,250	75,000
Director dues	22,500	22,500
Accrued interest - related parties	25,000	100,000
Total accrued expenses	$4,581,743	$3,795,227

NOTE 6. NJEDA BONDS

During August 2005, the Company refinanced a prior 1999 bond issue occurring in 1999 through the issuance of Series A and B Notes new tax-exempt bonds (the “NJEDA Bonds” and/or “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. During July 2014, the Company retired all the outstanding Series B Notes, at par, along with all accrued interest due and owed.

In relation to the Series A Notes, the Company is required to maintain a debt service reserve fund. The debt service reserve is classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets. The NJEDA Bonds require the Company to make an annual principal payment on September 1st based on the amount specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal. The annual interest rate on the Series A Note is 6.5%. The NJEDA Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced bonds. The bonds mature on September 1, 2030.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the NJEDA Bonds’ payable liability:

	June 30, 2025	March 31, 2025
Gross bonds payable
NJEDA Bonds - Series A Notes	$990,000	$990,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(140,000)	(140,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$850,000	$850,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(281,202)	(277,657)
Bond offering costs, net	$73,252	$76,797

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$140,000	$140,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$125,822	$125,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$850,000	$850,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(59,074)	(62,619)
Long term portion of bonds payable, net of bond offering costs	$790,926	$787,381

Amortization expense was $3,545 and $3,544 for the three months ended June 30, 2025 and 2024, respectively. Interest payable was $21,450 and $5,363 as of June 30, 2025 and March 31, 2025, respectively. Interest expense was $16,087 and $18,200 for the three months ended June 30, 2025 and 2024, respectively.

Maturities of bonds for the next five years and thereafter are as follows:

Years ending March 31,	Amount
Remainder of 2026	$140,000
2027	150,000
2028	160,000
2029	170,000
2030	180,000
Thereafter	190,000
$990,000

NOTE 7. LOANS PAYABLE

Loans payable consisted of the following:

	June 30, 2025	March 31, 2025
Mortgage loan payable 4.75% interest and maturing June 2032	$2,312,679	$2,334,163
Equipment and insurance financing loans payable, between 5.99% and 12.02% interest and maturing between July 2024 and October 2025	15,301	32,324
Less: Current portion of loans payable	(104,799)	(120,744)
Long-term portion of loans payable	$2,223,181	$2,245,743

The interest expense associated with the loans payable was $28,797 and $34,883 for the three months ended June 30, 2025 and 2024, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loan principal payments for the next five years and thereafter are as follows:

Future principal balances

Years ending March 31,	Amount
Remainder of 2026	$82,238
2027	92,772
2028	94,433
2029	98,447
2030	103,817
Thereafter	1,856,273
Total remaining principal balance	$2,327,980

NOTE 8. RELATED PARTY LOANS

The Company has entered into a collateralized promissory note with individual lenders with rates comparable to the mortgage loan, dated July 1, 2022, provided by East West Bank to the Company but with fewer covenants. These covenants include filing timely tax returns and financial statements, and an agreement not to sell, lease, or transfer a substantial portion of the Company’s assets during the term of the Hakim Promissory Note. On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors of the Company (the “Board”), pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000 (the “Hakim Promissory Note”). The Hakim Promissory Note had an interest rate of 9% for the first year and 10% for an optional second year and the proceeds were used for working capital and other business purposes. The original maturity date of the Hakim Promissory Note was June 2, 2024, with an optional second year extension. The second year extension was exercised pursuant to the terms of the Hakim Promissory Note. For the three months ended June 30, 2025 and 2024, interest expense on the Hakim Promissory Note totaled $50,000 and $67,500, respectively, recorded on the unaudited condensed consolidated statements of operations in interest expense and amortization of debt issuance costs. On June 2, 2025, the Hakim Promissory Note was paid in full and no balance was outstanding as of this date.

On June 30, 2023, the Company entered into a collateralized promissory note with Davis Caskey (the “Caskey Promissory Note”). The Caskey Promissory Note had a principal balance of $1,000,000 and an interest rate of 9% for the first year and 10% for an optional second year. The Caskey Promissory Note was subject to the same covenants as are contained in the Hakim Promissory Note. The proceeds will be used for working capital and other business purposes. The original maturity date of the Caskey Promissory Note was June 30, 2024, with an optional second year extension. The second year extension was exercised pursuant to the terms of the Caskey Promissory Note. For the three months ended June 30, 2025 and 2024, interest expense on the Caskey Promissory Note totaled $25,000 and $22,500, respectively, recorded on the unaudited condensed consolidated statements of operations in interest expense and amortization of debt issuance costs. On June 26, 2025, the Caskey Promissory Note was paid in full and no balance was outstanding as of this date.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s unaudited condensed consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

On August 17, 2023, Elite filed a paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. Elite has obtained several agreements with Purdue to stay the litigation, with the latest being a stipulation and order submitted on March 19, 2025 lifting the existing stipulated stay. An amended complaint was filed by Purdue on April 18, 2025. Elite’s launch of a generic Oxycontin will depend on the approval by the FDA and the outcome of various litigation involving Purdue or the expiry of the patents listed on the Orange Book. As of June 30, 2025, the results of such proceedings cannot be predicted with certainty and are neither probable nor estimable.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Operating Leases

The Company entered into an operating lease for office space in North Bay Village, Pompano FL (the “NBV Pompano Office Lease”). The Company took occupancy on October 1, 2024. The NBV Pompano Office Lease has a term of three years, ending on September 30, 2027.

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

The Company recognizes a right-of-use asset, which represents the Company’s right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments arising over the lease term. The present value of the lease payments is calculated using either the implicit interest rate in the lease or an incremental borrowing rate. Operating leases are included in operating lease right-of-use assets and lease liabilities in the condensed consolidated balance sheets. Lease expense for operating expense payment is recognized on a straight-line basis over the lease term.

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

A lease is classified as a finance lease if any of the following criteria are met: (i) ownership of the underlying asset transfers to the Company by the end of the lease term; (ii) the lease contains an option to purchase the underlying asset that the Company is reasonably expected to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset; or (v) the underlying asset is of a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease that does not meet any of the criteria to be classified as a finance lease is classified as an operating lease. As the Company expects to exercise the option to purchase the asset at the end of the lease term, the Waters equipment lease was determined to be a finance lease. The finance lease is included on the unaudited condensed consolidated balance sheets as Finance lease - right-of-use asset and Lease obligation - finance lease. The finance lease costs are split between Depreciation and amortization expense related to the asset and Interest expense and amortization of debt issuance costs on the lease liability, using the effective rate charged by the lessor. The Company has elected to account for lease and non-lease components separately.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Rent expense is recorded on the straight-line basis and in cost of manufacturing in the unaudited condensed consolidated statements of operations. Rent expense is as follows:

	For the Three Months Ended June 30,
Lease	2025	2024
Ludlow-144	$154,777	$151,515
Pompano-2311	—	8,087
NBV-610	7,303	—

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs:

Years ending March 31,	Operating Lease Amount	Financing Lease Amount	Total
Remainder of 2026	$491,012	$387,506	$878,518
2027	667,307	484,151	1,151,458
2028	666,207	479,337	1,145,544
2029	440,159	438,045	878,204
2030	—	13,740	13,740
Less: interest	(352,806)	(284,224)	(637,030)
Present value of lease payments	$1,911,879	$1,518,555	$3,430,435

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s leases were as follows:

	For the Three Months Ended June 30,
Lease Term and Discount Rate	2025	2024
Remaining lease term (years)
Operating leases	3.4	4.4
Finance leases	3.6	4.6
Discount rate
Operating leases	10.0%	10.0%
Finance leases	9.5%	9.5%

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has 79,008,661 total warrants to purchase shares of Common Stock outstanding with a weighted average exercise price of $0.1521 as of June 30, 2025 and March 31, 2025.

On April 28, 2017, the Company entered into an Exchange Agreement with Nasrat Hakim, the Chairman of the Board, President, and Chief Executive Officer of the Company, pursuant to which the Company issued to Nasrat Hakim 24.0344 shares of its Series J Preferred and warrants to purchase an aggregate of 79,008,661 shares of its Common Stock (the “Series J Warrants” and, along with the Series J Preferred issued to Nasrat Hakim, the “Securities”) in exchange for 158,017,321 shares of Common Stock owned by Nasrat Hakim. The fair value of the Series J Warrants was determined to be $6,474,674 upon issuance at April 28, 2017.

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

The fair value of the Series J Warrants was calculated using a Black-Scholes model. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	June 30, 2025	March 31, 2025
Fair value of the Company’s Common Stock	$0.7320	$0.4350
Volatility	80.00%	82.80%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	1.8	2.1
Risk free rate	3.72%	3.89%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis were as follows:

Balance at March 31, 2024	$6,298,008
Change in fair value of derivative financial instruments - warrants	18,901,185
Balance at March 31, 2025	$25,199,193
Change in fair value of derivative financial instruments - warrants	22,109,537
Balance at June 30, 2025	$47,308,730

Measured on a Recurring Basis

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at Fair	Fair Value Measurement
	Value	Level 1	Level 2	Level 3
Balance as of March 31, 2025	$25,199,193	$—	$—	$25,199,193
Change in fair value of derivative financial instruments - warrants	22,109,537	—	—	22,109,537
Balance as of June 30, 2025	$47,308,730	$—	$—	$47,308,730

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Amount at Fair	Fair Value Measurement
	Value	Level 1	Level 2	Level 3
Balance as of March 31, 2024	$6,298,008	$—	$—	$6,298,008
Change in fair value of derivative financial instruments - warrants	2,782,913	—	—	2,782,913
Balance as of June 30, 2024	$9,080,921	$—	$—	$9,080,921

NOTE 12. STOCK-BASED COMPENSATION

Part of the compensation paid by the Company to employees consists of the granting of options to purchase Common Stock.

Options

Under its 2014 Equity Incentive Plan and 2024 Equity Incentive Plan, the Company did grant and may grant stock options to officers, selected employees, as well as members of the Board and advisory board members. On July 1, 2024 the Company restated the 2014 Equity Incentive Plan to increase the shares reserved under the option plan by 12,730,000 shares. Under the 2024 Equity Incentive Plan, 80,000,000 options are available for grant. All options have generally been granted at a price equal to or greater than the fair market value of the Company’s Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant.

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

A summary of the activity of Company’s 2024 Equity Incentive plan and prior equity incentive plan for the three months ended June 30, 2025:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2025	15,640,000	$0.05	7.8	$6,000,552
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired and Forfeited	—	$—	—	$—
Outstanding at June 30, 2025	15,640,000	$0.05	7.6	$10,645,632
Exercisable at June 30, 2025	9,066,668	$0.05	7.4	$6,220,922

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of June 30, 2025 of $0.73 for those awards with strike prices lower than the quoted price of the Company’s Common Stock as of June 30, 2025. As of June 30, 2025, there was $175,837 in unrecognized stock based compensation expense that will be recognized over a weighted average 1.06 year period.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13. CONCENTRATIONS AND CREDIT RISK

Revenues

Three customers accounted for approximately 76% of the Company’s revenues for the three months ended June 30, 2025. These three customers accounted for approximately 51%, 15%, and 10% of revenues, respectively.

Two customers accounted for approximately 68% of the Company’s revenues for the three months ended June 30, 2024. These two customers accounted for approximately 44% and 24% of revenue, respectively.

Accounts Receivable

Three customers accounted for approximately 77% of the Company’s accounts receivable as of June 30, 2025. These three customers accounted for approximately 54%, 12%, and 11% of the accounts receivable, respectively.

Two customers accounted for approximately 74% of the Company’s accounts receivable as of June 30, 2024. These two customers accounted for approximately 50% and 24% of the accounts receivable, respectively.

Purchasing

Three suppliers accounted for approximately 75% of the Company’s purchases of raw materials for the three months ended June 30, 2025. These three suppliers accounted for approximately 31%, 25%, and 19% of purchasing, respectively.

Two suppliers accounted for approximately 61% of the Company’s purchases of raw materials for the three months ended June 30, 2024. These two suppliers accounted for approximately 39% and 22% of purchasing, respectively.

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

Consolidated loss from operations, which is reported in the accompanying unaudited condensed consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the Chief Operating Decision Maker (“CODM”). Our CODM is our President and Chief Executive Officer. This enables the CODM to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements.

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended June 30,
	2025	2024
Operating Income by Segment
ANDA	$25,551,006	$6,311,251
Operating income by Segment	$25,551,006	$6,311,251

The Company notes that there was no revenue related to the NDA segment for the three months ended June 30, 2025 and 2024.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below reconciles the Company’s operating income by segment to (loss) income before income taxes as reported in the Company’s unaudited condensed consolidated statements of operations:

	For the Three Months Ended June 30,
	2025	2024
Operating income by segment	$25,551,006	$6,311,251
Corporate unallocated costs	(3,404,084)	(1,969,154)
Interest income	4,542	5,390
Interest expense and amortization of debt issuance costs	(158,926)	(250,781)
Depreciation and amortization expense	(394,886)	(425,712)
Significant non-cash items	(52,329)	(52,329)
Change in fair value of derivative instruments	(22,109,537)	(2,782,913)
Other income	—	12,000
(Loss) income before income taxes	$(564,214)	$847,752

NOTE 15. RELATED PARTY AGREEMENTS

Mikah Pharma, LLC Agreements

In May 2020, Praxgen (formerly known as SunGen Pharma LLC), pursuant to an asset purchase agreement, assigned its rights and obligations under the Praxgen Agreement for Amphetamine IR and Amphetamine ER to Mikah Pharma LLC (“Mikah”). The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah will now be Elite’s partner with respect to Amphetamine IR and Amphetamine ER and assumed all the rights and obligations for these products from Praxgen. Mikah was founded in 2009 by Nasrat Hakim, a related party and the Company’s President, Chief Executive Officer and Chairman of the Board.

In June 2021, the Company entered into a development and license agreement with Mikah, pursuant to which Mikah engages in the research, development, sales and licensing of generic pharmaceutical products. In addition, Mikah will collaborate to develop and commercialize generic products including formulation development, analytical method development, manufacturing, sales and marketing of generic products. Initially two generic products were identified for the parties to develop.

As of June 30, 2025, the Company owes an aggregate of $1,864,456 to Mikah in accordance with the agreements, with such amount being recorded as an accrued expense on the unaudited condensed consolidated balance sheets.

NOTE 16. INCOME TAXES

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based on the effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company’s income tax expense was $5,320,501 and $231,979 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded tax expense of approximately (943.0)% and 27.4% of income before income tax expense, for the three month period ended June 30, 2025 and 2024, respectively. The increase of the effective tax rate for the current period as compared to the prior period is primarily due to the nondeductible fair market value change in the Company’s warrant derivative liabilities.

NOTE 17. SUBSEQUENT EVENTS

On July 3, 2025, Douglas Plassche exercised stock options for 2,500,000 shares of Common Stock of the Company at an exercise price of $0.03 per share.

On July 4, 2025, tax legislation known as the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The Company is currently evaluating the impact of U.S. tax law changes introduced by the OBBBA on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three months ended June 30, 2025 and 2024 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2025. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Recent Developments

On April 30, 2025 the Company announced the commercial launch of its generic version of Percocet® (Oxycodone hydrochloride and acetaminophen tablets, “Oxy APAP”). Oxy APAP is indicated for the relief of moderate to moderately severe pain.

On June 16, 2025, the Company reported positive results from a pivotal bioequivalence study for an undisclosed anticoagulant generic drug problem. IQVIA, a legal global provider of advanced analytics, technology solutions, and clinical research services to the life sciences industry, reported branded product sales of Percocet® for the twelve months ending April 2025 of $27 billion. There is no generic product on the market, and the brand has an unexpired patent listed in the Orange Book. Commercialization of a generic product depends on successful filing, United States Food and Drug Administration (“FDA”) approval, and addressing the unexpired patent. The studies conducted were open-label, randomized, balanced, single oral dose, two-treatment, two-period, two-sequence, crossover bioequivalence studies in normal, healthy, adult, human subjects under fasting conditions. The results indicated that the generic product is bioequivalent to the branded product. The Company is compiling the data for this product to file an ANDA with the FDA.

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

In January 2016, the Company submitted a 505(b)(2) NDA for SequestOx™, after receiving a waiver of the $2.3 million filing fee from the FDA. In March 2016, the Company received notification of the FDA’s acceptance of this filing and that such filing has been granted priority review by the FDA with a target action under the Prescription Drug User Fee Act (“PDUFA”) of July 14, 2016.

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

Methadone Hydrochloride Tablets

Pursuant to the Nostrum Asset Purchase Agreement, dated June 17, 2024, by and between the Company and Nostrum Laboratories Inc., pursuant to which the Company acquired all rights in and to the approved ANDA for Methadone Hyrochloride Tablets and a royalty-free, non-exclusive perpetual license to use the manufacturing technology, proprietary information, processes, techniques, protocols, methods, know-how and improvements necessary or used to manufacture this product.

There can be no assurances in relation to any of the above approved products not yet commercialized, that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations.

Discontinued and Transferred Products

As part of standard operating practices, the Company, from time to time, as relevant, conducts evaluations of all ANDAs owned, consisting, without limitation, of ANDAs acquired or approved prior to the quarter ended June 30, 2025 and ANDAs acquired or approved during the quarter ended June 30, 2025. Such evaluations include, without limitation, costs and benefits analyses relating to each ANDA owned, with such costs including those fees required under the FDA’s Generic Drug User Fee Amendment which is significantly influenced by the number of ANDAs owned, and other costs and benefits taking into consideration various specific market factors for each ANDA. Those ANDAs with a cost/benefit profile not consistent with management criteria for continuation are identified for disposition and effort is made to determine the optimal course of action to achieve disposition of the ANDA.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. The following discussion addresses our most critical accounting estimates, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Like most competitors in this market, our marketing partners also give credits for chargebacks to wholesalers that have contracts with our marketing partners, prospectively, for their sales to hospitals, group purchasing organizations, pharmacies, or other customers. We do the same in the case of prospective direct sales made by us. A chargeback is the difference between the price the wholesaler pays and the price that the wholesaler’s end-customer pays for a product. Although, our marketing partners establish, and prospectively we would also establish reserves based on prior experience and best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that such reserves established are adequate or that actual product returns, rebates, allowances, and chargebacks will not exceed estimates. Differences between established reserves and actual amounts of such credits and charges, could result in a material adverse effect on our business, financial condition, results of operations, cash flow and stock price.

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

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Revenue, Cost of manufacturing and Gross profit:

	For the Three Months Ended June 30,		Change
	2025	2024	Dollars	Percentage
Manufacturing fees	$39,777,763	$18,443,918	$21,333,845	116%
Licensing fees	433,334	359,145	74,189	21%
Total revenue	40,211,097	18,803,063	21,408,034	114%
Cost of manufacturing	12,985,127	10,328,285	2,656,842	26%
Gross profit	$27,225,970	$8,474,778	$18,751,192	221%

Gross profit - percentage	68%	45%

Total revenues for the three months ended June 30, 2025 increased by $21.4 million or 114%, to $40.2 million, as compared to $18.8 million, for the corresponding period of the prior year.

Manufacturing fees revenue increased by $21.3 million, or 116%, primarily due to the Elite label products achieving greater sales fifteen months after their launch, as compared to the comparable period of the prior year which was the period in which the Elite label was initially launched combined with the fact that the three months ended June 30, 2025 included sales from new products, including, without limitation the Lisdexamfetamine products, which were commercially launched subsequent to the comparable period of the prior year.

Licensing fees revenue increased by $0.1 million, or 21%. This increase is primarily due to higher profit achieved by the Company’s third-party license during the three months ended June 30, 2025, as compared to the comparable period of the prior year. Please note that the Company is transitioning away from licensing products to third parties and focusing on marketing of the Elite label, which does not result in license fee revenue.

Cost of manufacturing consists of manufacturing and assembly costs. Our cost of manufacturing increased by $2.7 million or 26%, to $13.0 million as compared to $10.3 million for the comparable period of the prior fiscal year. This increase was primarily due to an increased volume of products sold during the three months ended June 30, 2025, as compared to the comparable period of the prior year, as noted above.

Our gross profit margin was 68% during the three months ended June 30, 2025 as compared to 45% for the corresponding period in the prior year. The increase is primarily due to sales achieved during the three months ended June 30, 2025 being comprised of a greater proportion of higher margin products, combined with a greater proportion of direct sales (as opposed to indirect sales), as compared to the product mix of sales achieved during the comparable period of the prior year.

Operating expenses:

	For the Three Months Ended June 30,		Change
	2025	2024	Dollars	Percentage
Operating expenses:
Research and development	$1,674,964	$2,163,527	$(488,563)	(23)%
General and administrative	3,404,084	1,969,154	1,434,930	73%
Non-cash compensation	52,329	52,329	—	—%
Depreciation and amortization	394,886	425,712	(30,826)	(7)%
Total operating expenses	$5,526,263	$4,610,722	$915,541	20%

Operating expenses for the three months ended June 30, 2025 increased by $0.9 million, or 20%, to $5.5 million as compared to $4.6 million for the corresponding period in the prior year, largely due to an increase in general and administrative expenses of $1.4 million, offset by a decrease in research and development of $0.5 million.

Research and development costs during the three months ended June 30, 2025 were $1.7 million, a decrease of $0.5 million, or 23%, from approximately $2.2 million for the prior year. The decrease was a result of the number, timing and nature of product development activities during the three months ended June 30, 2025 as compared to the comparable period in the prior fiscal year, with the three months ended June 30, 2024 requiring increased product development resources related to the product approvals achieved in subsequent periods.

General and administrative expenses for the three months ended June 30, 2025 were $3.4 million as compared to $2.0 million for the comparable period in the prior year, an increase of $1.4 million or approximately 73%, largely due to an increased human resource headcount, regulatory compliance and consulting costs as compared to the corresponding period in the prior year.

Non-cash compensation expense for the three months ended June 30, 2025 and 2024 was less than $0.1 million.

Depreciation and amortization expenses from the three months ended June 30, 2025 were $0.4 million flat to the comparable period in the prior fiscal year.

As a result of the foregoing, our income from operations during the three months ended June 30, 2025 was $21.7 million, compared to income from operations of $3.9 million for the comparable period in the prior fiscal year.

Other (expense) income:

	For the Three Months Ended June 30,		Change
	2025	2024	Dollars	Percentage
Other (expense) income:
Change in fair value of derivative financial instruments - warrants	$(22,109,537)	$(2,782,913)	$(19,326,624)	694%
Interest expense and amortization of debt issuance costs	(158,926)	(250,781)	91,855	(37)%
Interest income	4,542	5,390	(848)	(16)%
Other income	—	12,000	(12,000)	(100)%
Other expense, net	$(22,263,921)	$(3,016,304)	$(19,247,617)	638%

Other expense, net for the three months ended June 30, 2025 was $22.3 million, an increase of $19.2 million as compared to the corresponding period in the prior year. The increase was primarily due to a net increase of $19.3 million relating to the change in fair value of warrant derivative instruments, offset by a $0.1 million relating decrease in interest expense and amortization of debt issuance costs. The change in the fair value of derivative instruments and stock-based liabilities is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between changes in the closing price of the Company’s Common Stock and amounts recorded as other expenses on the statement of operations. The decrease in interest expense is primarily due to reduced principal amounts outstanding during the three months ended June 30, 2025 as compared to the comparable period of the prior year.

As a result of the foregoing, our net loss before income taxes for the three months ended June 30, 2025 was $0.6 million, compared to net income before income taxes of $0.8 million for the comparable period in the prior year.

Income Taxes:

The Company recorded tax expense of approximately (943.0)% and 27.4% of income before income tax expense, for each of the three-month period ended June 30, 2025 and 2024, respectively. Our effective tax rate is subject to volatility as changes in the fair value adjustments in our derivative liabilities significantly impact pre-tax earnings. These valuation shifts have a disproportionate impact on pre-tax income, thereby amplifying the effective tax rate for the current period. The fair value adjustment of derivatives decreased the effective tax rate by 967.69% for the three-month period ended June 30, 2025.

Liquidity and Capital Resources

Capital Resources

	June 30, 2025	March 31, 2025	Change
Current assets	$77,861,100	$57,739,147	$20,121,953
Current liabilities	$10,762,657	$11,840,435	$(1,077,778)
Working capital	$67,098,443	$45,898,712	$21,199,730

Our working capital (total current assets less total current liabilities) increased by $21.2 million from $45.9 million as of March 31, 2025 to $67.1 million as of June 30, 2025, with such increase being primarily related to the increase in finished goods inventory and accounts receivable, associated with increased customer orders during the three months ended June 30, 2025 and an increase in cash balances, paired with a decrease in total current liabilities over the same period.

Summary of Cash Flows:

	For the Three Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$14,775,842	$3,144,463
Net cash used in investing activities	$(218,204)	$(1,663,277)
Net cash used in financing activities	$(4,130,684)	$(174,906)

Net cash provided by operating activities for the three months ended June 30, 2025 was $14.8 million, which included, without limitation, net loss of $5.9 million, increased by the change in fair value of derivative financial instruments - warrants of $22.1 million, deferred tax expenses of $4.9 million, and reduced by the change in operating assets and liabilities totaling $7.1 million. Net cash provided by operating activities during comparable period in the prior fiscal year included, without limitation, net income of $0.6 million increased by depreciation and other non-cash expenses totaling $3.5 million and reduced by the change in operating activities and liabilities totaling $0.9 million.

Net cash used in investing activities for the three months ended June 30, 2025 was comprised of purchases of property and equipment of approximately $0.2 million. Net cash used in investing activities during the prior fiscal year was comprised of purchases of property and equipment of approximately $0.8 million and purchase of intangible assets of $0.9 million.

Net cash used in financing activities was $4.1 million for the three months ended June 30, 2025 was mainly comprised of payments of loan principal on related party loans totaling $4.0 million. Net cash used in financing activities of $0.2 million for the prior fiscal year was for payments of loan principal and finance lease obligations totaling $0.2 million.

East West Bank

On July 1, 2022, East West Bank (“EWB”) provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in ten years and bears interest at a fixed rate of 4.75% fixed for the first five years then adjustable at WSJP plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of June 30, 2025, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of June 30, 2025, and through the date of filing of this Quarterly Report on Form 10-Q, the Company was not aware of the existence of any violations of financial covenants included in the EWB Mortgage Loan.

NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue (the “1999 Bonds”) through the issuance of new tax-exempt bonds (the “NJEDA Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt 1999 Bonds originally issued by the New Jersey Economic Development Authority on September 2, 1999, (ii) to refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of March 31, 2016, all of the proceeds were utilized by the Company for such stated purposes.

The NJEDA Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the 1999 Bonds and NJEDA Bonds. The related Indenture requires the maintenance of a debt service reserve fund of $366,000 in relation to the Series A Notes.

Bond issue costs of $354,454 were paid from the proceeds of the NJEDA Bonds and are being amortized over the life of the NJEDA bonds. Amortization of bond issuance costs amounted to $3,545 for the three months ended June 30, 2025.

The NJEDA Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1st and September 1st, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

In addition, the Company had previously received Notices of Default from the Trustee of the NJEDA Bonds as a result of the utilization of the debt service reserve fund being used to pay interest payments as well as the Company’s failure to make scheduled principal payments. All monetary defaults were cured during Fiscal Year 2015 and the Company is current on all NJEDA Bond interest and principal payments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control (“COSO”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of June 30, 2025, we identified the following control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework:

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

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, utilizing those criteria, management has determined that, as of June 30, 2025, because of the material weaknesses described below, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of June 30, 2025, we identified the following control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework:

The deficiencies in our internal controls over financial reporting and disclosure controls and procedures are described above and our efforts to remediate these deficiencies are described below. Please also see “Risk Factors” in Item 1A-Risk of our Annual Report on Form 10-K for the period ended March 31, 2025.

Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2025, as a result of reviews and assessments of internal controls over financial reporting conducted by the Company’s Chief Financial Officer, the Company identified material weaknesses in internal controls over financial reporting as further detailed above and began remediation efforts which are detailed below, with such activities expected to result in further changes in internal control over financial reporting as necessary to remediate the identified material weaknesses.

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

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Litigation

On August 17, 2023, Elite filed a Paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. The parties submitted several stipulations and proposed orders for staying the case until March 19, 2025 where the parties submitted a stipulation and order lifting the existing stipulated stay. On April 18, 2025 Purdue filed an amended complaint. On June 17, Elite filed a Motion to Dismiss Purdue’s First Amended Complaint and on July 3, 2025 Purdue filed a Second Amended Complaint. Elite filed a Motion to Dismiss Purdue’s Second Amended Complaint on August 7, 2025.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

ELITE PHARMACEUTICALS, INC.

August 14, 2025	By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

August 14, 2025	By:	/s/ Carter Ward
Carter Ward
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

