Form 10-Q
period 2025-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2025-11-14
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 14, 2025:

Common Stock - 1,074,496,422 shares

i

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	September 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$26,617,346	$11,315,385
Accounts receivable, net of allowance for expected credit losses of $1,240,555 and $387,533 respectively	40,871,924	29,207,028
Inventory	18,164,934	16,240,376
Prepaid expenses and other current assets	139,494	976,358
Total current assets	85,793,698	57,739,147

Property and equipment, net of accumulated depreciation of $17,579,504 and $17,028,700 respectively	10,097,979	10,327,245
Intangible assets	5,637,802	5,637,802
Finance lease - right-of-use asset, net of accumulated depreciation of $740,487 and $501,541 respectively	1,532,547	1,771,494
Operating lease - right-of-use asset	1,770,693	2,000,284
Deferred income tax asset	11,804,166	18,365,748
Other assets:
Restricted cash - debt service for NJEDA bonds	463,240	453,776
Security deposits	147,686	91,981
Total other assets	610,926	545,757
Total assets	$117,247,811	$96,387,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,424,625	$2,957,584
Accrued expenses	6,152,304	3,795,227
Deferred revenue	—	5,556
Bonds payable, current portion, net of bond issuance costs	135,822	125,822
Loans payable, current portion	95,529	120,744
Related party loans payable	—	4,000,000
Lease obligation - finance lease, current portion	361,723	363,112
Lease obligation - operating lease, current portion	503,513	472,390
Total current liabilities	10,673,516	11,840,435

Long-term liabilities:
Bonds payable, net of current portion and bond issuance costs	644,470	787,381
Loans payable, net of current portion and loan costs	2,200,343	2,245,743
Lease obligation - finance lease, net of current portion	1,062,473	1,247,621
Lease obligation - operating lease, net of current portion	1,292,960	1,552,075
Derivative financial instruments - warrants	39,789,081	25,199,193
Total long-term liabilities	44,989,327	31,032,013
Total liabilities	55,662,843	42,872,448

Commitments and Contingencies (Note 9)

Shareholders’ equity:
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,073,463,108 and 1,068,463,108 shares issued as of September 30, 2025 and March 31, 2025, respectively; 1,073,363,108 and 1,068,363,108 shares outstanding as of September 30, 2025 and March 31, 2025, respectively	1,073,467	1,068,467
Additional paid-in capital	173,704,576	173,457,329
Treasury stock; 100,000 shares as of both September 30, 2025 and March 31, 2025, at cost	(306,841)	(306,841)
Accumulated deficit	(112,886,234)	(120,703,926)
Total shareholders’ equity	61,584,968	53,515,029
Total liabilities and shareholders’ equity	$117,247,811	$96,387,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Manufacturing fees	$36,196,254	$18,225,190	$75,974,017	$36,669,108
Licensing fees	125,450	655,155	558,784	1,014,300
Total revenue	36,321,704	18,880,345	76,532,801	37,683,408
Cost of manufacturing	22,248,671	10,682,917	35,233,798	21,011,202
Gross profit	14,073,033	8,197,428	41,299,003	16,672,206

Operating expenses:
Research and development	1,385,306	1,966,094	3,060,270	4,129,621
General and administrative	4,029,199	2,273,744	7,433,283	4,242,898
Non-cash compensation through issuance of stock options	49,918	52,329	102,247	104,658
Depreciation and amortization	394,864	420,318	789,750	846,030
Total operating expenses	5,859,287	4,712,485	11,385,550	9,323,207

Income from operations	8,213,746	3,484,943	29,913,453	7,348,999

Other income (expense):
Change in fair value of derivative financial instruments - warrants	7,519,649	(12,754,735)	(14,589,888)	(15,537,648)
Interest expense and amortization of debt issuance costs	(82,470)	(255,136)	(241,396)	(505,917)
Interest income	4,922	5,902	9,464	11,292
Other income	34,500	—	34,500	12,000
Other income (expense), net	7,476,601	(13,003,969)	(14,787,320)	(16,020,273)

Income (loss) before income taxes	15,690,347	(9,519,026)	15,126,133	(8,671,274)

Income tax expense	(1,987,940)	(1,517,203)	(7,308,441)	(1,749,182)

Net income (loss) attributable to common shareholders	$13,702,407	$(11,036,229)	$7,817,692	$(10,420,456)

Basic net income (loss) per share attributable to common shareholders	$0.01	$(0.01)	$0.01	$(0.01)

Diluted net income (loss) per share attributable to common shareholders	$0.01	$(0.01)	$0.01	$(0.01)

Basic weighted average Common Stock outstanding	1,071,897,174	1,068,273,108	1,070,180,140	1,068,273,108

Diluted weighted average Common Stock outstanding	1,141,536,381	1,068,273,108	1,081,817,730	1,068,273,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2025	—	—	1,068,463,108	$1,068,467	$173,457,329	100,000	$(306,841)	$(120,703,926)	$53,515,029

Net loss	—	—	—	—	—	—	—	(5,884,715)	(5,884,715)

Non-cash compensation through the issuance of employee stock options	—	—	—	—	52,329	—	—	—	52,329

Balance at June 30, 2025	—	$—	1,068,463,108	$1,068,467	$173,509,658	100,000	$(306,841)	$(126,588,641)	$47,682,643

Shares issued pursuant to exercise of employee stock options	—	—	5,000,000	5,000	145,000	—	—	—	150,000

Net income	—	—	—	—	—	—	—	13,702,407	13,702,407

Non-cash compensation through the issuance of employee stock options	—	—	—	—	49,918	—	—	—	49,918

Balance at September 30, 2025	—	$—	1,073,463,108	$1,073,467	$173,704,576	100,000	$(306,841)	$(112,886,234)	$61,584,968

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,817,692	$(10,420,456)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	550,804	622,947
Provision for losses on accounts receivable	750,075	24,584
Amortization of operating leases - right-of-use assets	229,592	266,177
Amortization of finance leases - right-of-use assets	238,946	223,088
Amortization of debt discount - bonds offering costs	7,089	7,089
Loss on asset disposal	—	121,481
Change in fair value of derivative financial instruments - warrants	14,589,888	15,537,648
Deferred tax expense	6,561,582	1,317,391
Non-cash compensation through the issuance of employee stock options	102,247	104,658
Change in operating assets and liabilities:
Accounts receivable	(12,414,971)	(2,014,838)
Inventory	(1,924,558)	(1,234,481)
Prepaid expenses and other current assets	836,864	587,233
Security deposits	(55,705)	—
Accounts payable	467,041	(731,026)
Accrued expenses	2,357,077	401,717
Deferred revenue	(5,556)	(6,667)
Lease obligations - operating leases	(227,992)	(205,238)
Net cash provided by operating activities	19,880,115	4,601,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(321,538)	(870,972)
Purchase of intangible assets	—	(900,000)
Proceeds from disposition of property and equipment	—	125,250
Net cash used in investing activities	(321,538)	(1,645,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bond principal	(140,000)	(130,000)
Payments of related party loans payable	(4,000,000)	—
Payments on principal on finance lease obligations	(186,537)	(158,179)
Proceeds from exercise of stock options	150,000	—
Loan payments	(70,615)	(207,413)
Net cash used in financing activities	(4,247,152)	(495,592)

Net change in cash and restricted cash	15,311,425	2,459,993

Cash and restricted cash, beginning of period	11,769,161	7,539,094

Cash and restricted cash, end of period	$27,080,586	$9,999,087

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$128,920	$367,135
Cash paid for income taxes	$796,101	$496,262
Finance directors and officers insurance premium	$—	$198,457
Recognition of finance lease right of use asset and lease liabilities entered into	$—	$153,870

Reconciliation of cash and restricted cash
Cash	$26,617,346	$9,554,963
Restricted cash - debt service for NJEDA bonds	463,240	444,124
Total cash and restricted cash shown in statement of cash flows	$27,080,586	$9,999,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Elite Pharmaceuticals, Inc. (the “Company” or “Elite”) was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. (“Elite Labs”) was incorporated on August 23, 1990 under the laws of the State of Delaware. On January 5, 2012, Elite Pharmaceuticals was reincorporated under the laws of the State of Nevada. Elite Labs engages primarily in researching, developing, licensing, manufacturing, and sales of generic, oral dose pharmaceuticals. The Company is equipped to manufacture controlled-release products on a contract basis for third parties and itself, if and when the product candidates are approved. These products include drugs that cover therapeutic areas for allergy, bariatric, attention deficit, infection, and Parkinson’s disease. Research and development activities are performed with an objective of developing product candidates that will secure marketing approvals from the United States Food and Drug Administration (“FDA”), and thereafter, commercially exploiting such products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on June 30, 2025. The interim results for the six months ended September 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2026 or for any future periods.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 1 of the Company’s consolidated financial statements for the year ended March 31, 2025. There were no significant changes to these accounting policies during the six months ended September 30, 2025.

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

The Company has determined that its reportable segments are products whose marketing approvals were secured via an Abbreviated New Drug Application (“ANDA”) and products whose marketing approvals were secured via a New Drug Application (“NDA”). ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. The Company identified its reporting segments based on the marketing authorization relating to each and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the reporting segments. The Company paused further development of NDAs and has not engaged in business activities. Accordingly, during the three and six months ended September 30, 2025 and 2024, the Company has only engaged in business activities in a single operating segment.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company recognizes revenue when the customer obtains control of the Company’s product based on the contractual shipping terms of the contract, at which time the performance obligation is deemed to be completed. The Company is primarily responsible for ensuring that the product is produced in accordance with the related supply agreement, and fulfilling the promise to deliver the product and bearing the risk of loss while the inventory is in-transit to the purchaser or commercial partner. Revenue is measured as the amount of consideration the Company expects to receive from the sale of its products, including Elite-labeled pharmaceutical products, and is recorded at net realizable value which consists of gross amounts invoiced reduced by contractual reductions, including, without limitation, chargebacks, discounts and program rebates, as applicable.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2025.

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

Disaggregation of revenue

Revenue is disaggregated by type of revenue generated by the Company. The Company recognizes revenue at a point in time for all performance obligations. During the six months ended September 30, 2025 and 2024, the Company had paused further development of NDAs and has not engaged in business activities in that segment. Accordingly, during the six months ended September 30, 2025 and 2024, the Company has only engaged in business activities in a single operating segment.

Selected information on reportable segments and reconciliation of operating income by segment to income from operations before income taxes are disclosed within Note 14.

Restricted Cash

As of September 30, 2025, and March 31, 2025, the Company had $463,240 and $453,776, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of September 30, 2025, a summary of the tax years that remain subject to examination in our major tax jurisdictions is: United States – Federal, 2021 and forward. The Company did not record unrecognized tax positions for the six months ended September 30, 2025.

Earnings (Loss) Per Share Attributable to Common Shareholders’

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted income (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. The computation of diluted net income (loss) per share includes the assumed exercise of options and warrants if the effect is dilutive. The assumed exercise of the Series J Warrants was dilutive for the three months ended September 30, 2025, and is therefore included in the diluted EPS calculation for that period. However, for the six months ended September 30, 2025, the assumed exercise of the Series J Warrants would have an antidilutive effect and is therefore excluded from the diluted EPS calculation.

As the Company was in a net loss position for the three and six months ended September 30, 2024, the potential dilution from the Series J Warrants converting into 79,008,661 shares of Common Stock and the stock options converting into 10,640,000 shares of Common Stock for these periods have been excluded from the number of shares used in calculating diluted net income (loss) per share as their inclusion would have been antidilutive. The assumed exercise of the Series J Warrants would have an antidilutive effect for the three and six months ended September 30, 2024.

The following is the computation of net income (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income (loss) - basic	$13,702,407	$(11,036,229)	$7,817,692	$(10,420,456)
Effect of dilutive instrument on net income	(7,519,649)	—	—	—
Net income (loss) - diluted	$6,182,758	$(11,036,229)	$7,817,692	$(10,420,456)

Denominator
Weighted average shares of Common Stock outstanding - basic	1,071,897,174	1,068,273,108	1,070,180,140	1,068,273,108

Dilutive effect of stock options and convertible securities	69,639,207	—	11,637,590	—

Weighted average shares of Common Stock outstanding - diluted	1,141,536,381	1,068,273,108	1,081,817,730	1,068,273,108

Net income (loss) per share
Basic	$0.01	$(0.01)	$0.01	$(0.01)
Diluted	$0.01	$(0.01)	$0.01	$(0.01)

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date (“ASU-2024-03”). ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. ASU 2024-03, as clarified by ASU 2025-01, is effective for public entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact that the updated standard will have on the Company’s disclosures within the unaudited condensed consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduces a practical expedient and an accounting policy election to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The practical expedient allows entities to assume that conditions at the balance sheet date remain unchanged for the asset’s remaining life when preparing forecasts as part of estimating expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2025, and is to be adopted on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its unaudited condensed consolidated financial statements.

Management has evaluated recently issued accounting pronouncements outside of those mentioned above and does not believe that any of these pronouncements will have a significant impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

NOTE 2. INVENTORY

Inventory consisted of the following:

	September 30, 2025	March 31, 2025
Finished goods	$5,342,146	$4,816,458
Work-in-progress	2,262,444	1,422,005
Raw materials	10,560,344	10,001,913
Inventory	$18,164,934	$16,240,376

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2025	March 31, 2025
Land, building and improvements	$11,649,918	$11,649,918
Laboratory, manufacturing, warehouse and transportation equipment	15,097,546	14,776,008
Office equipment and software	373,601	373,601
Furniture and fixtures	556,418	556,418
Property and equipment, gross	27,677,483	27,355,945
Less: Accumulated depreciation	(17,579,504)	(17,028,700)
Property and equipment, net	$10,097,979	$10,327,245

Depreciation expense was $275,391 and $227,356 for the three months ended September 30, 2025 and 2024, respectively, and $550,804 and $622,947 for the six months ended September 30, 2025 and 2024, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of and for the periods ended September 30, 2025 and March 31, 2025:

	September 30, 2025
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

On June 17, 2024, the Company and Nostrum Laboratories Inc. (“Nostrum”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Nostrum was obligated to (i) sell to the Company all of its rights in and to the approved ANDAs for generic Norco® (Hydrocodone Bitartrate and Acetaminophen tablets, USP CII), generic Percocet® (Oxycodone Hydrochloride and Acetaminophen, USP CII), and generic Dolophine® (Methadone Hydrochloride tablets), each a “Product”, and (ii) grant to the Company a royalty-free, non-exclusive perpetual license to use the manufacturing technology, proprietary information, processes, techniques, protocols, methods, know-how, and improvements necessary or used to manufacture each Product in accordance with the applicable ANDA, in exchange for $900,000 in cash (the “Transaction”). The Asset Purchase Agreement includes customary representations and warranties and various customary covenants. The closing of the Transaction occurred on June 21, 2024.

The Company tests its intangible assets for impairment at least annually (as of March 31st) and whenever events or circumstances indicate that impairment may have occurred. Indicators of impairment may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or business climate; unanticipated competition; and slower growth rates. No such impairment was recorded during the six months ended September 30, 2025 or the six months ended September 30, 2024.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. ACCRUED EXPENSES

As of September 30, 2025 and March 31, 2025, the Company’s accrued expenses consisted of the following:

	September 30, 2025	March 31, 2025
Co-development profit split	$4,263,410	$2,617,210
Employee bonuses	498,837	121,885
Income tax	268,311	340,614
Legal and professional expense	279,013	55,000
Audit fees	250,000	75,000
Director dues	22,500	22,500
Salaries and fees payable	180,628	172,655
Other accrued expenses	389,605	290,363
Accrued interest - related parties	—	100,000
Total accrued expenses	$6,152,304	$3,795,227

NOTE 6. NJEDA BONDS

During August 2005, the Company refinanced a prior 1999 bond issue occurring in 1999 through the issuance of Series A and B Notes new tax-exempt bonds (the “NJEDA Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030 and a 9% Series B Note in the principal amount of $495,000 maturing on September 1, 2012. During July 2014, the Company retired all the outstanding Series B Notes, at par, along with all accrued interest due and owed.

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

The following tables summarize the Company’s bonds payable liability:

	September 30, 2025	March 31, 2025
Gross bonds payable
NJEDA Bonds - Series A Notes	$850,000	$990,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(150,000)	(140,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$700,000	$850,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(284,746)	(277,657)
Bond offering costs, net	$69,708	$76,797

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$150,000	$140,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$135,822	$125,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$700,000	$850,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(55,530)	(62,619)
Long term portion of bonds payable, net of bond offering costs	$644,470	$787,381

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amortization expense was $3,545 and $3,545 for the three months ended September 30, 2025 and 2024, respectively, and $7,089 and $7,089 for the six months ended September 30, 2025 and 2024, respectively. Interest payable was $4,604 and $5,363 as of September 30, 2025 and March 31, 2025, respectively. Interest expense was $15,329 and $18,200 for the three months ended September 30, 2025 and 2024, respectively, and $31,417 and $39,785 for the six months ended September 30, 2025 and 2024, respectively.

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
Remainder of 2026	$—
2027	150,000
2028	160,000
2029	170,000
2030	180,000
Thereafter	190,000
$850,000

NOTE 7. LOANS PAYABLE

Loans payable consisted of the following:

	September 30, 2025	March 31, 2025
Mortgage loan payable 4.75% interest and maturing June 2032	$2,290,931	$2,334,163
Equipment and insurance financing loans payable, between 5.99% and 12.02% interest and maturing between July 2024 and October 2025	4,941	32,324
Less: Current portion of loans payable	(95,529)	(120,744)
Long-term portion of loans payable	$2,200,343	$2,245,743

The interest expense associated with the loans payable was $28,237 and $33,135 for the three months ended September 30, 2025 and 2024, respectively, and $57,034 and $68,017 for the six months ended September 30, 2025 and 2024, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loan principal payments for the next five years are as follows:

Future principal balances
Years ending March 31,	Amount
Remainder of 2026	$50,130
2027	92,772
2028	94,433
2029	98,447
2030	103,817
Thereafter	1,856,273
Total remaining principal balance	$2,295,872

NOTE 8. RELATED PARTY LOANS

The Company has entered into a collateralized promissory note with individual lenders with rates comparable to the mortgage loan, dated July 1, 2022, provided by East West Bank to the Company but with fewer covenants. These covenants include filing timely tax returns and financial statements, and an agreement not to sell, lease, or transfer a substantial portion of the Company’s assets during the term of the Hakim Promissory Note. On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors of the Company (the “Board”), pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000 (the “Hakim Promissory Note”). The Hakim Promissory Note had an interest rate of 9% for the first year and 10% for an optional second year and the proceeds were used for working capital and other business purposes. The original maturity date of the Hakim Promissory Note was June 2, 2024, with an optional second year extension. The second year extension was exercised pursuant to the terms of the Hakim Promissory Note. For the three months ended September 30, 2025 and 2024, interest expense on the Hakim Promissory Note totaled $0 and $75,000, respectively. For the six months ended September 30, 2025 and 2024, interest expense on the Hakim Promissory Note totaled $50,000 and $142,500, respectively, recorded on the unaudited condensed consolidated statements of operations in interest expense and amortization of debt issuance costs. On June 2, 2025, the Hakim Promissory Note was paid in full and no balance was outstanding as of this date.

On June 30, 2023, the Company entered into a collateralized promissory note with Davis Caskey (the “Caskey Promissory Note”). The Caskey Promissory Note had a principal balance of $1,000,000 and an interest rate of 9% for the first year and 10% for an optional second year. The Caskey Promissory Note was subject to the same covenants as are contained in the Hakim Promissory Note. The proceeds will be used for working capital and other business purposes. The original maturity date of the Caskey Promissory Note was June 30, 2024, with an optional second year extension. The second year extension was exercised pursuant to the terms of the Caskey Promissory Note. For the three months ended September 30, 2025 and 2024, interest expense on the Caskey Promissory Note totaled $0 and $25,000, respectively. For the six months ended September 30, 2025 and 2024, interest expense on the Caskey Promissory Note totaled $25,000 and $47,500, respectively, recorded on the unaudited condensed consolidated statements of operations in interest expense and amortization of debt issuance costs. On June 26, 2025, the Caskey Promissory Note was paid in full and no balance was outstanding as of this date.

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

On August 17, 2023, Elite filed a paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. Elite has obtained several agreements with Purdue to stay the litigation, with the latest being a stipulation and order submitted on March 19, 2025 lifting the existing stipulated stay. An amended complaint was filed by Purdue on April 18, 2025. On June 17, 2025 Elite filed a Motion to Dismiss Purdue’s First Amended Complaint and on July 3, 2025 Purdue filed a Second Amended Complaint. Elite filed a Motion to Dismiss Purdue’s Second Amended Complaint on August 7, 2025. On September 2, 2025 Purdue filed an Opposition to Defendants’ Motion to Dismiss Plantiffs’ Second Amended Complaint and Cross-Motion to Extend the 30-Month Stay. On September 29, 2025 Elite filed a Reply memorandum in Support of their Motion to Dismiss and in Opposition to Plantiffs’ Cross Motion to Extend the 30-Month Stay.

Elite’s launch of a generic Oxycontin will depend on the approval by the FDA and the outcome of various litigation involving Purdue or the expiry of the patents listed on the Orange Book.

As of September 30, 2025, the results of such proceedings cannot be predicted with certainty and are neither probable nor estimable.

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

In July 2024, the Company entered into two separate finance leases for manufacturing assets (the “July 2024 Equipment Leases”). The July 2024 Equipment Leases are related to warehouse and laboratory equipment with an aggregate acquisition cost of $153,745. Each of the separate leases included in the July 2024 Equipment Lease have a term of five years, ending in July 2029. The Company will retain ownership of all related assets at lease terminations.

A lease is classified as a finance lease if any of the following criteria are met: (i) ownership of the underlying asset transfers to the Company by the end of the lease term; (ii) the lease contains an option to purchase the underlying asset that the Company is reasonably expected to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset; or (v) the underlying asset is of a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease that does not meet any of the criteria to be classified as a finance lease is classified as an operating lease. As the Company expects to exercise the option to purchase the asset at the end of the lease term, the Waters equipment lease was determined to be a finance lease. The finance lease is included on the condensed consolidated balance sheets as Finance lease - right-of-use asset and Lease obligation - finance lease. The finance lease costs are split between Depreciation and amortization expense related to the asset and interest expense on the lease liability, using the effective rate charged by the lessor. The Company has elected to account for lease and non-lease components separately.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Rent expense is recorded on the straight-line basis and in cost of manufacturing in the unaudited condensed consolidated statements of operations. Rent expense is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Lease	2025	2024	2025	2024
Ludlow-144	158,317	151,515	316,634	303,030
Pompano-2311	—	8,087	—	16,175
NBV-610	4,562	—	9,125	—

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs:

Years ending March 31,	Operating Lease Amount	Financing Lease Amount	Total
Remainder of 2026	$328,934	$257,773	$586,707
2027	667,307	484,151	1,151,458
2028	666,207	479,337	1,145,544
2029	440,159	438,045	878,204
2030	—	13,740	13,740
Less: interest	(306,134)	(248,850)	(554,984)
Present value of lease payments	$1,796,473	$1,424,196	$3,220,669

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

	For the Six Months Ended September 30,
Lease Term and Discount Rate	2025	2024
Remaining lease term (years)
Operating leases	3.1	4.2
Finance leases	3.4	4.3
Discount rate
Operating leases	10.0%	10.0%
Finance leases	9.5%	9.5%

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

The Company issued warrants, with a term of ten years, to affiliates in connection with an exchange agreement dated April 28, 2017.

The Company has 79,008,661 total warrants to purchase shares of Common Stock outstanding with a weighted average exercise price of $0.1521 as of September 30, 2025 and March 31, 2025.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As a result of the net cash settlement at the option of the holder, such warrants are classified as liabilities and measured initially and subsequently at fair value. The fair value of the Series J Warrants was calculated using a Black-Scholes model. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	September 30, 2025	March 31, 2025
Fair value of the Company’s Common Stock	$0.6401	$0.4350
Volatility	77.30%	82.80%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	1.6	2.1
Risk free rate	3.60%	3.89%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis were as follows for the periods ended September 30, 2025 and 2024:

Balance at March 31, 2025	$25,199,193
Change in fair value of derivative financial instruments - warrants	22,109,537
Balance at June 30, 2025	47,308,730
Change in fair value of derivative financial instruments - warrants	(7,519,649)
Balance at September 30, 2025	$39,789,081

Balance at March 31, 2024	$6,298,008
Change in fair value of derivative financial instruments - warrants	2,782,913
Balance at June 30, 2024	9,080,921
Change in fair value of derivative financial instruments - warrants	12,754,735
Balance at September 30, 2024	$21,835,656

Measured on a Recurring Basis

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement
	Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2025	$25,199,193	$—	$—	$25,199,193
Change in fair value of derivative financial instruments - warrants	14,589,888	—	—	14,589,888
Balance as of September 30, 2025	$39,789,081	$—	$—	$39,789,081

	Amount at	Fair Value Measurement
	Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2024	$6,298,008	$—	$—	$6,298,008
Change in fair value of derivative financial instruments - warrants	15,537,648	—	—	15,537,648
Balance as of September 30, 2024	$21,835,656	$—	$—	$21,835,656

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

A summary of the activity of Company’s 2024 Equity Incentive plan and prior equity incentive plans for the six months ended September 30, 2025 is as follows:

		Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining Contractual	Intrinsic
	Underlying Options	Exercise Price	Term (in years)	Value
Outstanding at March 31, 2025	15,640,000	$0.05	7.8	$6,000,552
Granted	—	—	—	$—
Exercised	(5,000,000)	0.03	—	$—
Expired and Forfeited	—	—	—	$—
Outstanding at September 30, 2025	10,640,000	$0.06	7.3	$6,157,816
Exercisable at September 30, 2025	6,400,001	$0.07	7.2	$3,678,662

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of September 30, 2025 of $0.64 for those awards with strike prices lower than the quoted price of the Company’s Common Stock as of September 30, 2025. As of September 30, 2025, there was $125,919 in unrecognized stock-based compensation expense that will be recognized over a weighted average 0.88 year period.

NOTE 13. CONCENTRATIONS AND CREDIT RISK

Revenues

Three customers accounted for approximately 81% of the Company’s revenues for the six months ended September 30, 2025. These three customers accounted for approximately 64%, 9%, and 8% of revenues, respectively.

Three customers accounted for approximately 72% of the Company’s revenues for the six months ended September 30, 2024. These three customers accounted for approximately 42%, 22%, and 8% of revenues, respectively.

Accounts Receivable

Three customers accounted for approximately 88% of the Company’s accounts receivable as of September 30, 2025. These three customers accounted for approximately 76%, 8%, and 4% of accounts receivable, respectively.

Two customers accounted for approximately 70% of the Company’s accounts receivable as of September 30, 2024. These two customers accounted for approximately 46% and 24% of accounts receivable, respectively.

Purchasing

Three suppliers accounted for approximately 73% of the Company’s purchases of raw materials for the six months ended September 30, 2025. These three suppliers accounted for approximately 38%, 21%, and 14% of purchasing, respectively.

Two suppliers accounted for approximately 60% of the Company’s purchases of raw materials for the six months ended September 30, 2024. These two suppliers accounted for approximately 43%, and 17%, of purchasing, respectively.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Consolidated loss from operations, which is reported in the accompanying unaudited condensed consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the Chief Operating Decision Maker (“CODM”). The Company’s CODM is the President and Chief Executive Officer. This enables the CODM to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements.

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Operating Income by Segment
ANDA	$12,687,727	$6,231,334	$38,238,733	$12,542,585
Operating income by Segment	$12,687,727	$6,231,334	$38,238,733	$12,542,585

The Company notes that there was no revenue related to the NDA segment for the three and six months ended September 30, 2025 and 2024.

The table below reconciles the Company’s operating income by segment to income before income taxes as reported in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Operating income by segment	$12,687,727	$6,231,334	$38,238,733	$12,542,585
Corporate unallocated costs	(4,029,199)	(2,273,744)	(7,433,283)	(4,242,898)
Interest income	4,922	5,902	9,464	11,292
Interest expense and amortization of debt issuance costs	(82,470)	(255,136)	(241,396)	(505,917)
Depreciation and amortization expense	(394,864)	(420,318)	(789,750)	(846,030)
Non-cash compensation through issuance of stock options	(49,918)	(52,329)	(102,247)	(104,658)
Change in fair value of derivative instruments	7,519,649	(12,754,735)	(14,589,888)	(15,537,648)
Other income	34,500	—	34,500	12,000
Income (loss) before income taxes	$15,690,347	$(9,519,026)	$15,126,133	$(8,671,274)

NOTE 15. RELATED PARTY AGREEMENTS

Mikah Pharma, LLC Agreements

In May 2020, Praxgen (formerly known as SunGen Pharma LLC), pursuant to an asset purchase agreement, assigned its rights and obligations under the Praxgen Agreement for Amphetamine IR and Amphetamine ER to Mikah Pharma LLC (“Mikah”). The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah has agreed to be Elite’s partner with respect to Amphetamine IR and ER and has agreed to assume all the rights and obligations for these products from Praxgen. Mikah was founded in 2009 by Nasrat Hakim, a related party and the Company’s President, Chief Executive Officer and Chairman of the Board.

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

As of September 30, 2025, the Company owes an aggregate of $4,263,410 to Mikah in accordance with the agreements, with such amount being recorded as an accrued expense on the unaudited condensed consolidated balance sheets.

NOTE 16. INCOME TAXES

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based on the effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company’s income tax expense was $1,987,940 and $1,517,203 for the three months ended September 30, 2025 and 2024, respectively. The Company’s income tax expense was $7,308,441 and $1,749,182 for the six months ended September 30, 2025 and 2024

The Company recorded tax expense of approximately 12.7% and (15.9)% of income before income tax expense, for the three months ended September 30, 2025 and 2024, respectively. The Company recorded tax expense of approximately 48.3% and (20.2)% of income before income tax expense, for the six months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate is subject to volatility as changes in the fair value adjustments in the Company’s derivative liabilities significantly impact pre-tax earnings.

On July 4, 2025, tax legislation known as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The Company has evaluated the impact of U.S. tax law changes introduced by OBBBA on its consolidated financial statements and the impact to the current year’s financial statements is not material.

NOTE 17. SUBSEQUENT EVENTS

FDA approval for generic Requip XL®

On November 12, 2025, the Company announced that it received approval from the FDA for an ANDA for a generic version of Requip XL® (Ropinirole Extended-Release Tablets USP), with strengths of 2mg, 4mg, 6mg, 8mg and 12mg tablets. Ropinirole belongs to a class of drugs known as non-ergoline dopamine agonist used to treat symptoms of Parkinson’s disease. This product will be marketed and sold under the Elite Laboratories, Inc. label.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the six months ended September 30, 2025 and 2024 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2025. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We occupy manufacturing, warehouse, laboratory and office space at 135, 144 and 165 Ludlow Avenue in Northvale, NJ (the “Northvale Facility”). The Northvale Facility operates under Current Good Manufacturing Practice and is a United States Drug Enforcement Agency registered facility for research, development, and manufacturing. We are also party to an operating lease for office space at Pompano Beach, Florida.

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

We continue to evaluate opportunities for the development of various types of drug products, including branded drug products which require New Drug Applications (“NDAs”) under Section 505(b)(1) or 505(b)(2) of the Drug Price Competition and Patent Term Restoration Act of 1984 as well as generic drug products which require ANDAs.

We believe that our business strategy enables us to reduce our risk by having a diverse product portfolio.

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

On November 12, 2025, the Company announced that it received approval from the FDA for an ANDA for a generic version of Requip XL® (Ropinirole Extended-Release Tablets USP), with strengths of 2mg, 4mg, 6mg, 8mg and 12mg tablets. Ropinirole belongs to a class of drugs known as non-ergoline dopamine agonist used to treat symptoms of Parkinson’s disease. This product will be marketed and sold under the Elite Laboratories, Inc. label.

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

Methadone Hydrochloride Tablets

Pursuant to the Nostrum Asset Purchase Agreement, dated June 17, 2024, by and between the Company and Nostrum Laboratories Inc., the Company acquired all rights in and to the approved ANDA for Methadone Hydrochloride Tablets and a royalty-free, non-exclusive perpetual license to use the manufacturing technology, proprietary information, processes, techniques, protocols, methods, know-how and improvements necessary or used to manufacture this product.

Ropinirole Extended-Release Tablets USP

On November 12, 2025, the Company announced, that it received approval from the FDA for a generic version of Requip XL® (Ropinirole Extended-Release Tablets USP), with strengths of 2 mg, 4 mg, 6 mg, 8 mg, and 12 mg tablets. Ropinirole belongs to a class of drugs known as a non-ergoline dopamine agonist used to treat symptoms of Parkinson’s disease. This product will be marketed and sold under the Elite Laboratories, Inc. label.

There can be no assurances in relation to any of the above approved products not yet commercialized, that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations.

Discontinued and Transferred Products

As part of standard operating practices, the Company, from time to time, as relevant, conducts evaluations of all ANDAs owned, consisting, without limitation, of ANDAs acquired or approved prior to the quarter ended September 30, 2025 and ANDAs acquired or approved during the quarter ended September 30, 2025. Such evaluations include, without limitation, costs and benefits analyses relating to each ANDA owned, with such costs including those fees required under the FDA’s Generic Drug User Fee Amendment which is significantly influenced by the number of ANDAs owned, and other costs and benefits taking into consideration various specific market factors for each ANDA. Those ANDAs with a cost/benefit profile not consistent with management criteria for continuation are identified for disposition and effort is made to determine the optimal course of action to achieve disposition of the ANDA. The Company did not discontinue or transfer an ANDAs during the quarter ended September 30, 2025.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. The following discussion addresses our most critical accounting estimates, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

On July 4, 2025, tax legislation known as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The Company has evaluated the impact of U.S. tax law changes introduced by OBBBA on our consolidated financial statements and the impact to the current year’s financial statements is not material.

Results of Operations

The following set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

Revenue, Cost of manufacturing and Gross profit:

	For the Three Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
Manufacturing fees	$36,196,254	$18,225,190	$17,971,064	99%
Licensing fees	125,450	655,155	(529,705)	(81)%
Total revenue	36,321,704	18,880,345	17,441,359	92%
Cost of manufacturing	22,248,671	10,682,917	11,565,754	108%
Gross profit	$14,073,033	$8,197,428	$5,875,605	72%

Gross profit - percentage	39%	43%

Total revenues for the three months ended September 30, 2025 increased by $17.4 million or 92%, to $36.3 million, as compared to $18.9 million, for the corresponding period of the prior year.

Manufacturing fees revenue increased by $18.0 million, or 99%, to $36.2 million primarily due to revenues relating to increased revenues from the Elite label products that were commercialized in both the current period and comparable period of the prior year as well as sales of new products, including, without limitation, the Lisdexamfetamine products, which were commercially launched subsequent to the comparable period of the prior year and are expected to continue in periods subsequent to September 30, 2025.

Licensing fees revenue decreased by $529,705, or 81%. This decrease is primarily due to the Company’s transitioned focus on marketing of the Elite label products, which does not result in license fee revenues. The Company’s last remaining licensing agreement expired in accordance with its terms on September 10, 2025. Accordingly, other than minimal residual licensing fees that may be received prospectively, there is no contractual framework in place for achieving license fees revenues going forward.

Cost of manufacturing consists of manufacturing and assembly costs. Our cost of manufacturing increased by $11.6 million or 108%, to $22.2 million as compared to $10.7 million for the corresponding period in the prior fiscal year. This increase was due to an increased volume of products sold during the three months ended September 30, 2025, as compared to the comparable period of the prior fiscal year, as noted above.

Our gross profit margin was 39% during the three months ended September 30, 2025 as compared to 43% during the comparable period of the prior fiscal year. The decrease is primarily due to sales in the current quarter consisting of a higher proportion of indirect sales through wholesalers, which yield lower gross profit margins as compared to direct sales to pharmaceutical chains, as compared to the proportion of indirect sales through wholesalers achieved during the comparable period of the prior year.

Operating expenses:

	For the Three Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
Operating expenses:
Research and development	$1,385,306	$1,966,094	$(580,788)	(30)%
General and administrative	4,029,199	2,273,744	1,755,455	77%
Non-cash compensation	49,918	52,329	(2,411)	(5)%
Depreciation and amortization	394,864	420,318	(25,454)	(6)%
Total operating expenses	$5,859,287	$4,712,485	$1,146,802	24%

Operating expenses for the three months ended September 30, 2025 increased by $1.1 million, or 24%, to $5.9 million as compared to $4.7 million for the corresponding period in the prior fiscal year, largely due to an increase in general and administrative costs of $1.8 million, offset by a decrease in research and development expenses of $0.6 million

Research and development costs during the three months ended September 30, 2025 were $1.4 million, a decrease of $0.6 million, or 30%, from approximately $2.0 million of such costs for the comparable period of the prior year. The decrease was the result of more laboratory resources being allocated to supporting commercial operations as well as the number, timing and nature of product development activities during the three months ended September 30, 2025, as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the three months ended September 30, 2025 were $4.0 million, an increase of $1.8 million or approximately 77% from the comparable period of the prior fiscal year. This increase is due to largely due to increased human resource costs resulting from increased headcounts as well as increased costs of financial, tax and other regulatory compliance costs as compared to the comparable period of the prior year.

Non-cash compensation expense for the three months ended September 30, 2025 and 2024 was less than $0.1 million.

Depreciation and amortization expenses from the three months ended September 30, 2025 were $0.4 million, essentially flat as compared to $0.4 million for the comparable period in the prior fiscal year.

As a result of the foregoing, our income from operations during the three months ended September 30, 2025 was $8.2 million, compared to income from operations of $3.5 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Three Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
Other income (expenses):
Change in fair value of derivative financial instruments - warrants	$7,519,649	$(12,754,735)	$20,274,384	(159)%
Interest expense and amortization of debt issuance costs	(82,470)	(255,136)	172,666	(68)%
Interest income	4,922	5,902	(980)	(17)%
Other income	34,500	—	34,500	—%
Other income (expenses), net	$7,476,601	$(13,003,969)	$20,480,570	(157)%

Net other income (expenses) for the three months ended September 30, 2025 was $7.5 million, an increase in net other income of $20.5 million from a net other (expense) of $13.0 million for the comparable period of the prior fiscal year. The increase in net other income was primarily due to an increase of $20.3 million relating to the change in fair value of derivative financial instruments and a decrease in interest expense of $0.2 million, as compared to the comparable period of the prior year.

The change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between changes in the closing price of the Company’s Common Stock and other income or (expense) being recorded. The decrease in interest expense is primarily related to the Company servicing a lesser principal amount of loans payable during the three months ended September 30, 2025 as compared to the comparable period of the prior year.

As a result of the foregoing, our net income before income taxes for the three months ended September 30, 2025 was $15.7 million, compared to net loss before income taxes of $9.5 million for the comparable period of the prior fiscal year.

Six months ended September 30, 2025 compared to the six months ended September 30, 2024

Revenue, Cost of manufacturing and Gross profit:

	For the Six Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
Manufacturing fees	$75,974,017	$36,669,108	$39,304,909	107%
Licensing fees	558,784	1,014,300	(455,516)	(45)%
Total revenue	76,532,801	37,683,408	38,849,393	103%
Cost of manufacturing	35,233,798	21,011,202	14,222,596	68%
Gross profit	$41,299,003	$16,672,206	$24,626,797	148%

Gross profit - percentage	54%	44%

Total revenues for the six months ended September 30, 2025 increased by $38.8 million or 103%, to $76.5 million, as compared to $37.7 million, for the corresponding period of the prior year.

Manufacturing fees revenue increased by $39.3 million, or 107%, primarily due to revenues relating to increased revenues from the Elite label products that were commercialized in both the current period and comparable period of the prior year as well as sales of new products, including, without limitation, the Lisdexamfetamine products, which were commercially launched subsequent to the comparable period of the prior year and are expected to continue in periods subsequent to September 30, 2025.

Licensing fees revenue decreased by $0.5 million, or 45%. This decrease is primarily due to the Company’s transitioned focus on marketing of the Elite label, which does not result in license fee revenues. The Company’s last remaining licensing agreement expired in accordance with its terms on September 10, 2025. Accordingly, other than minimal residual licensing fees that may be received prospectively, there is no contractual framework in place for achieving license fees revenues going forward.

Cost of manufacturing consists of manufacturing and assembly costs. Our cost of manufacturing increased by $14.2 million or 68%, to $35.2 million as compared to $21.0 million for the corresponding period in the prior fiscal year. This increase was due to an increased volume of products sold during the six months ended September 30, 2025, as compared to the comparable period of the prior fiscal year, as noted above.

Our gross profit margin was 54% during the six months ended September 30, 2025 as compared to 44% during the comparable period of the prior fiscal year. The increase is primarily due to sales achieved during the current quarter being comprised of a greater proportion of higher margin products as compared to sales achieved during the comparable period of the prior year and sales during the six month period ended September 30, 2025 consisting of a greater proportion of direct sales to pharmaceutical chains, which yield higher gross profit margins as compared to indirect sales to wholesalers, as compared to the comparable period of the prior year. It should be noted that the higher gross profit percentage during the six months ended September 30, 2025 is higher that that of the three months ended September 30, 2025, as per above, with such being due to the latter half of the six month period ended September 30, 2025 consisting of an increased proportion of indirect sales through wholesalers, as compared to the former half of the six month period ended September 30, 2025.

Operating expenses:

	For the Six Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
Operating expenses:
Research and development	$3,060,270	$4,129,621	$(1,069,351)	(26)%
General and administrative	7,433,283	4,242,898	3,190,385	75%
Non-cash compensation	102,247	104,658	(2,411)	(2)%
Depreciation and amortization	789,750	846,030	(56,280)	(7)%
Total operating expenses	$11,385,550	$9,323,207	$2,062,343	22%

Operating expenses for the six months ended September 30, 2025 increased by $2.1 million, or 22%, to $11.4 million as compared to $9.3 million for the corresponding period in the prior fiscal year, largely due to an increase in general and administrative expenses of $3.2 million, offset by a decrease in research and development expenses of $1.1 million.

Research and development costs during the six months ended September 30, 2025 were $3.1 million, a decrease of $1.1 million, or 26%, from approximately $4.1 million of such costs for the comparable period of the prior year. The decrease was the result of more laboratory resources being allocated to supporting commercial operations as well as the number, timing and nature of product development activities during the six months ended September 30, 2025, as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the six months ended September 30, 2025 were $7.4 million as compared to $4.2 million for the corresponding period in the prior fiscal year, an increase of $3.2 million or approximately 75%. This increase is largely due to increased human resource costs resulting from increased headcounts as well as increased costs of financial, tax and other regulatory compliance as compared to the comparable period of the prior year.

Non-cash compensation expense for the six months ended September 30, 2025 and 2024 was less than $0.1 million.

Depreciation and amortization expenses from the six months ended September 30, 2025 were $0.8 million, essentially flat from $0.8 million for the comparable period of the prior year.

As a result of the foregoing, our income from operations during the six months ended September 30, 2025 was $29.9 million, compared to income from operations of $7.3 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Six Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
Other expense (income):
Change in fair value of derivative financial instruments - warrants	$(14,589,888)	$(15,537,648)	$947,760	(6)%
Interest expense and amortization of debt issuance costs	(241,396)	(505,917)	264,521	(52)%
Interest income	9,464	11,292	(1,828)	(16)%
Other income	34,500	12,000	22,500	188%
Other (expense) income, net	$(14,787,320)	$(16,020,273)	$1,232,953	(8)%

Net other (expense) income for the six months ended September 30, 2025 was a net other expense of $14.8 million, a decrease of $1.2 million from a net other expense of $16.0 million for the comparable period of the prior fiscal year. The decrease was primarily due to a decrease in other expenses of $0.9 million relating to the change in fair value of derivative instruments and a decrease in interest expense and amortization debt issuance costs of $0.3 million. The change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period, with a strong inverse relationship between changes in the closing price of the Company’s Common Stock and other income or (expense) being recorded. The decrease in interest expense is primarily related to the Company servicing a lesser principal amount of loans payable during the six months ended September 30, 2025 as compared to the comparable period of the prior year

As a result of the foregoing, our net income before income taxes for the six months ended September 30, 2025 was $15.1 million, compared to net loss before income taxes of $8.7 million for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	September 30, 2025	March 31, 2025	Change
Current assets	$85,793,698	$57,739,147	$28,054,551
Current liabilities	$10,673,516	$11,840,435	$(1,166,919)
Working capital	$75,120,182	$45,898,712	$29,221,470

Our working capital (total current assets less total current liabilities) increased by $29.2 million from $45.9 million as of March 31, 2025 to $75.1 million as of September 30, 2025, with such increase being primarily related to the increase cash, finished goods inventory and accounts receivable, associated with increased customer orders and shipments during the six months ended September 30, 2025 and a decrease in current liabilities during the same period.

Summary of Cash Flows:

	For the Six Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$19,880,115	$4,601,307
Net cash used in investing activities	$(321,538)	$(1,645,722)
Net cash used in financing activities	$(4,247,152)	$(495,592)

Net cash provided by operating activities for the six months ended September 30, 2025 was $19.9 million, which included, without limitation, net income of $7.8 million, increased by fair value of derivative financial instruments - warrants of $14.6 million, and other non-cash expenses of $1.9 million, deferred tax expenses of $6.6 million, and reduced by increases in operating assets and liabilities totaling $11.0 million.

Net cash used in investing activities for the six months ended September 30, 2025 was comprised of purchases of property and equipment of approximately $0.3 million.

Net cash used in financing activities was $4.2 million for the six months ended September 30, 2025 compared to net cash used in financing activities of $0.5 million for the corresponding period of the prior year. Net cash used in financing activities consisted primarily of payments of bond and loan principal totaling $4.1 million and payments on principal on finance lease obligations of $0.2 million. Net cash used in financing activities of $0.5 million during the prior fiscal year was due to payments of bond and loan principal totaling $0.3 million and payments on principal on finance lease obligations of $0.2 million.

East West Bank

On July 1, 2022, East West Bank (“EWB”) provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in ten years and bears interest at a fixed rate of 4.75% fixed for the first five years then adjustable at WSJP plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of September 30, 2025, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of September 30, 2025, and through the date of filing of this Quarterly Report on Form 10-Q, the Company was not aware of the existence of any violations of financial covenants included in the EWB Mortgage Loan.

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

Bond issue costs of $354,454 were paid from the proceeds of the NJEDA Bonds and are being amortized over the life of the NJEDA bonds. Amortization of bond issuance costs amounted to $7,089 for the six months ended September 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control (“COSO”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of September 30, 2025, we identified the following control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework:

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, utilizing those criteria, management has determined that, as of September 30, 2025, because of the material weaknesses described below, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of September 30, 2025, we identified the following control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework:

The deficiencies in our internal controls over financial reporting and disclosure controls and procedures are described above and our efforts to remediate these deficiencies are described below. Please also see “Risk Factors” in Item 1A-Risk of our Annual Report on Form 10-K for the period ended March 31, 2025.

Changes in Internal Controls Over Financial Reporting

During the six months ended September 30, 2025, as a result of reviews and assessments of internal controls over financial reporting conducted by the Company’s Chief Financial Officer, the Company identified material weaknesses in internal controls over financial reporting as further detailed above and began remediation efforts which are detailed below, with such activities expected to result in further changes in internal control over financial reporting as necessary to remediate the identified material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Litigation

On August 17, 2023, Elite filed a Paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. The parties submitted several stipulations and proposed orders for staying the case until March 19, 2025 where the parties submitted a stipulation and order lifting the existing stipulated stay. On April 18, 2025 Purdue filed an amended complaint. On June 17, 2025 Elite filed a Motion to Dismiss Purdue’s First Amended Complaint. On July 3, 2025 Purdue filed a Second Amended Complaint. Elite filed a Motion to Dismiss Purdue’s Second Amended Complaint on August 7, 2025. On September 2, 2025 Purdue filed an Opposition to Defendants’ Motion to Dismiss Plantiffs’ Second Amended Complaint and Cross-Motion to Extend the 30-Month Stay. On September 29, 2025 Elite filed a Reply memorandum in Support of their Motion to Dismiss and in Opposition to Plantiffs’ Cross Motion to Extend the 30-Month Stay.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

ELITE PHARMACEUTICALS, INC.

November 14, 2025	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 14, 2025	By:	/s/ Carter Ward
Carter Ward Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

