Form 10-Q
period 2025-12-31
ELITE PHARMACEUTICALS INC /NV/
filed 2026-02-17
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2025

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 13, 2026:

Common Stock - 1,076,996,442 shares

i

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	December 31, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$21,094,904	$11,315,385
Accounts receivable, net of allowance for expected credit losses of $1,271,875 and $387,533 respectively	48,529,574	29,207,028
Inventory	25,099,135	16,240,376
Prepaid expenses and other current assets	2,066,258	976,358
Total current assets	96,789,871	57,739,147

Property and equipment, net of accumulated depreciation of $17,848,166 and $17,028,700 respectively	10,035,389	10,327,245
Intangible assets	5,637,802	5,637,802
Finance lease - right-of-use asset, net of accumulated amortization of $866,889 and $508,470 respectively	1,413,074	1,771,494
Operating lease - right-of-use asset	1,651,592	2,000,284
Deferred income tax asset	10,325,353	18,365,748
Other assets:
Restricted cash - debt service for NJEDA bonds	467,575	453,776
Security deposits	91,981	91,981
Total other assets	559,556	545,757
Total assets	$126,412,637	$96,387,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,522,108	$2,957,584
Accrued expenses	5,547,783	3,795,227
Deferred revenue	—	5,556
Bonds payable, current portion, net of bond issuance costs	135,822	125,822
Loans payable, current portion	91,680	120,744
Related party loans payable	—	4,000,000
Lease obligation - finance lease, current portion	370,047	363,112
Lease obligation - operating lease, current portion	519,739	472,390
Total current liabilities	13,187,179	11,840,435

Long-term liabilities:
Bonds payable, net of current portion and bond issuance costs	648,015	787,381
Loans payable, net of current portion	2,176,938	2,245,743
Lease obligation - finance lease, net of current portion	957,555	1,247,621
Lease obligation - operating lease, net of current portion	1,157,161	1,552,075
Derivative financial instruments - warrants	27,971,706	25,199,193
Total long-term liabilities	32,911,375	31,032,013
Total liabilities	46,098,554	42,872,448

Commitments and Contingencies (Note 9)

Shareholders’ equity:
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,074,596,442 and 1,068,463,108 shares issued as of December 31, 2025 and March 31, 2025, respectively; 1,074,496,442 and 1,068,363,108 shares outstanding as of December 31, 2025 and March 31, 2025, respectively	1,074,600	1,068,467
Additional paid-in capital	173,838,752	173,457,329
Treasury stock; 100,000 shares as of both December 31, 2025 and March 31, 2025, at cost	(306,841)	(306,841)
Accumulated deficit	(94,292,428)	(120,703,926)
Total shareholders’ equity	80,314,083	53,515,029
Total liabilities and shareholders’ equity	$126,412,637	$96,387,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Revenue:
Manufacturing fees	$31,383,684	$13,738,131	$107,357,701	$50,407,239
Licensing fees	205,567	626,117	764,351	1,640,417
Total revenue	31,589,251	14,364,248	108,122,052	52,047,656
Cost of manufacturing	18,636,076	8,244,907	53,869,874	29,256,109
Gross profit	12,953,175	6,119,341	54,252,178	22,791,547

Operating expenses:
Research and development	1,040,665	1,793,803	4,100,936	5,923,424
General and administrative	2,466,336	2,724,616	9,899,618	6,967,514
Non-cash compensation through issuance of stock options	45,096	70,578	147,343	175,236
Depreciation and amortization	388,135	432,534	1,177,885	1,278,564
Total operating expenses	3,940,232	5,021,531	15,325,782	14,344,738

Income from operations	9,012,943	1,097,810	38,926,396	8,446,809

Other income (expense):
Change in fair value of derivative financial instruments - warrants	11,817,375	(11,729,368)	(2,772,513)	(27,267,016)
Interest expense and amortization of debt issuance costs	(80,204)	(77,607)	(321,600)	(583,524)
Interest income	83,602	5,092	93,066	16,384
Other income	—	51,308	34,500	63,308
Other income (expense), net	11,820,773	(11,750,575)	(2,966,547)	(27,770,848)

Income (loss) before income taxes	20,833,716	(10,652,765)	35,959,849	(19,324,039)

Income tax expense	(2,239,910)	(239,175)	(9,548,351)	(1,988,357)

Net income (loss)	$18,593,806	$(10,891,940)	$26,411,498	$(21,312,396)

Basic net income (loss) per share	$0.02	$(0.01)	$0.02	$(0.02)

Diluted net income (loss) per share	$0.01	$(0.01)	$0.02	$(0.02)

Basic weighted average Common Stock outstanding	1,074,115,101	1,068,273,108	1,071,508,501	1,068,273,108

Diluted weighted average Common Stock outstanding	1,140,876,178	1,068,273,108	1,121,540,293	1,068,273,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2025	—	—	1,068,463,108	$1,068,467	$173,457,329	100,000	$(306,841)	$(120,703,926)	$53,515,029

Net loss	—	—	—	—	—	—	—	(5,884,715)	(5,884,715)

Non-cash compensation through the issuance of employee stock options	—	—	—	—	52,329	—	—	—	52,329

Balance at June 30, 2025	—	$—	1,068,463,108	$1,068,467	$173,509,658	100,000	$(306,841)	$(126,588,641)	$47,682,643

Shares issued pursuant to exercise of employee stock options	—	—	5,000,000	5,000	145,000	—	—	—	150,000

Net income	—	—	—	—	—	—	—	13,702,407	13,702,407

Non-cash compensation through the issuance of employee stock options	—	—	—	—	49,918	—	—	—	49,918

Balance at September 30, 2025	—	$—	1,073,463,108	$1,073,467	$173,704,576	100,000	$(306,841)	$(112,886,234)	$61,584,968

Shares issued pursuant to exercise of employee stock options	—	—	1,133,334	1,133	89,080	—	—	—	90,213

Net income	—	—	—	—	—	—	—	18,593,806	18,593,806

Non-cash compensation through the issuance of employee stock options	—	—	—	—	45,096	—	—	—	45,096

Balance at December 31, 2025	—	$—	1,074,596,442	$1,074,600	$173,838,752	100,000	$(306,841)	$(94,292,428)	$80,314,083

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,411,498	$(21,312,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	819,466	936,007
Provision for losses on accounts receivable	884,342	(15,943)
Amortization of operating leases - right-of-use assets	348,692	323,281
Amortization of finance leases - right-of-use assets	358,419	342,557
Amortization of debt discount - bonds offering costs	10,634	10,633
Loss on asset disposal	—	121,481
Change in fair value of derivative financial instruments - warrants	2,772,513	27,267,016
Deferred tax expense	8,040,395	1,471,514
Non-cash compensation through the issuance of employee stock options	147,343	175,236
Change in operating assets and liabilities:
Accounts receivable	(20,206,888)	1,015,232
Inventory	(8,858,759)	(7,227,426)
Prepaid expenses and other current assets	(1,089,900)	(422,088)
Security deposits	—	(367,311)
Accounts payable	3,564,525	3,126,050
Accrued expenses	1,752,556	(1,582,734)
Deferred revenue	(5,556)	(10,000)
Lease obligations - operating leases	(347,565)	(313,501)
Net cash provided by operating activities	14,601,715	3,537,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(527,610)	(870,972)
Purchase of intangible assets	—	(900,000)
Proceeds from disposition of property and equipment	—	125,250
Net cash used in investing activities	(527,610)	(1,645,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bond principal	(140,000)	(130,000)
Payments of related party loans payable	(4,000,000)	—
Payments on principal on finance lease obligations	(283,131)	(246,142)
Proceeds from exercise of stock options	240,213	—
Loan payments	(97,869)	(312,554)
Net cash used in financing activities	(4,280,787)	(688,696)

Net change in cash and restricted cash	9,793,318	1,203,190

Cash and restricted cash, beginning of period	11,769,161	7,539,094

Cash and restricted cash, end of period	$21,562,479	$8,742,284

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$156,391	$503,593
Cash paid for income taxes	$1,023,254	$740,262
Finance directors and officers insurance premium	$—	$198,457
Recognition of finance lease right of use asset and lease liabilities entered into	$—	$153,870
Recognition of operating lease right of use asset and lease liabilities entered into	$—	$78,997

Reconciliation of cash and restricted cash
Cash	$21,094,904	$8,293,068
Restricted cash - debt service for NJEDA bonds	467,575	449,216
Total cash and restricted cash shown in statement of cash flows	$21,562,479	$8,742,284

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on June 30, 2025. The interim results for the nine months ended December 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2026 or for any future periods.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 1 of the Company’s consolidated financial statements for the year ended March 31, 2025. There were no significant changes to these accounting policies during the nine months ended December 31, 2025.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to, chargeback liabilities related to revenue recognition, standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, warrant liability, valuation of intangible assets, the useful life of property and equipment and identifiable intangible assets, stock-based compensation expense and income taxes. The Company continually evaluates its estimates, which are based on information that is currently available to the Company and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has determined that its reportable segments are products whose marketing approvals were secured via an Abbreviated New Drug Application (“ANDA”) and products whose marketing approvals were secured via a New Drug Application (“NDA”). ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. The Company identified its reporting segments based on the marketing authorization relating to each and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the reporting segments. The Company paused further development of NDAs and has not engaged in business activities. Accordingly, during the three and nine months ended December 31, 2025 and 2024, the Company has only engaged in business activities in a single operating segment.

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

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2025.

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

Disaggregation of revenue

Revenue is disaggregated by type of revenue generated by the Company. The Company recognizes revenue at a point in time for all performance obligations. During the nine months ended December 31, 2025 and 2024, the Company had paused further development of NDAs and has not engaged in business activities in that segment. Accordingly, during the nine months ended December 31, 2025 and 2024, the Company has only engaged in business activities in a single operating segment.

Selected information on reportable segments and reconciliation of operating income by segment to income from operations before income taxes are disclosed within Note 14.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Cash

As of December 31, 2025, and March 31, 2025, the Company had $467,575 and $453,776, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of December 31, 2025, a summary of the tax years that remain subject to examination in our major tax jurisdictions is: United States – Federal, 2021 and forward. The Company did not record unrecognized tax positions for the nine months ended December 31, 2025.

Earnings (Loss) Per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted income (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. The computation of diluted net income (loss) per share includes the assumed exercise of options and warrants if the effect is dilutive. The assumed exercise of the Series J Warrants was dilutive for the three months ended December 31, 2025, and is therefore included in the diluted EPS calculation for that period. However, for the nine months ended December 31, 2025, the assumed exercise of the Series J Warrants would have an antidilutive effect and is therefore excluded from the diluted EPS calculation.

As the Company was in a net loss position for the three and nine months ended December 31, 2024, the potential dilution from the Series J Warrants converting into 79,008,661 shares of Common Stock and the stock options converting into 15,760,000 shares of Common Stock for these periods have been excluded from the number of shares used in calculating diluted net income (loss) per share as their inclusion would have been antidilutive. The assumed exercise of the Series J Warrants would have an antidilutive effect for the three and nine months ended December 31, 2024.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the computation of net income (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Numerator
Net income (loss) - basic	$18,593,806	$(10,891,940)	$26,411,498	$(21,312,396)
Effect of dilutive instrument on net income	(11,817,375)	—	—	—
Net income (loss) - diluted	$6,776,431	$(10,891,940)	$26,411,498	$(21,312,396)

Denominator
Weighted average shares of Common Stock outstanding - basic	1,074,115,101	1,068,273,108	1,071,508,501	1,068,273,108

Dilutive effect of stock options and convertible securities	66,761,077	—	50,031,792	—

Weighted average shares of Common Stock outstanding - diluted	1,140,876,178	1,068,273,108	1,121,540,293	1,068,273,108

Net income (loss) per share
Basic	$0.02	$(0.01)	$0.02	$(0.02)
Diluted	$0.01	$(0.01)	$0.02	$(0.02)

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements. The ASU clarifies the scope of interim reporting guidance, reorganizes disclosure requirements for ease of navigation, and introduces a principle requiring disclosure of material events occurring after the last annual reporting period but before interim financial statements are issued. The ASU does not create new disclosure requirements but improves clarity and consistency in presentation. The ASU is effective for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on the Company’s unaudited condensed consolidated financial statements.

Management has evaluated recently issued accounting pronouncements outside of those mentioned above and does not believe that any of these pronouncements will have a significant impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

NOTE 2. INVENTORY

Inventory consisted of the following:

	December 31, 2025	March 31, 2025
Finished goods	$6,230,468	$4,816,458
Work-in-progress	3,645,255	1,422,005
Raw materials	15,223,412	10,001,913
Inventory	$25,099,135	$16,240,376

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2025	March 31, 2025
Land, building and improvements	$11,649,918	$11,649,918
Laboratory, manufacturing, warehouse and transportation equipment	15,303,618	14,776,008
Office equipment and software	373,601	373,601
Furniture and fixtures	556,418	556,418
Property and equipment, gross	27,883,555	27,355,945
Less: Accumulated depreciation	(17,848,166)	(17,028,700)
Property and equipment, net	$10,035,389	$10,327,245

Depreciation expense was $268,662 and $313,060 for the three months ended December 31, 2025 and 2024, respectively, and $819,466 and $936,007 for the nine months ended December 31, 2025 and 2024, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of and for the periods ended December 31, 2025 and March 31, 2025:

	December 31, 2025
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

The Company tests its intangible assets for impairment at least annually (as of March 31st) and whenever events or circumstances indicate that impairment may have occurred. Indicators of impairment may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or business climate; unanticipated competition; and slower growth rates. No such impairment was recorded during the nine months ended December 31, 2025 or 2024.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. ACCRUED EXPENSES

As of December 31, 2025 and March 31, 2025, the Company’s accrued expenses consisted of the following:

	December 31, 2025	March 31, 2025
Co-development profit split	$2,968,030	$2,617,210
Employee bonuses	533,820	121,885
Income tax	802,256	340,614
Legal and professional expense	394,568	55,000
Audit fees	250,000	75,000
Director dues	22,500	22,500
Salaries and fees payable	173,192	172,655
Other accrued expenses	403,417	290,363
Accrued interest - related parties	—	100,000
Total accrued expenses	$5,547,783	$3,795,227

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

The following tables summarize the Company’s bonds payable liability:

	December 31, 2025	March 31, 2025
Gross bonds payable
NJEDA Bonds - Series A Notes	$850,000	$990,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(150,000)	(140,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$700,000	$850,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(288,291)	(277,657)
Bond offering costs, net	$66,163	$76,797

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$150,000	$140,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$135,822	$125,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$700,000	$850,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(51,985)	(62,619)
Long term portion of bonds payable, net of bond offering costs	$648,015	$787,381

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amortization expense was $3,545 and $3,544 for the three months ended December 31, 2025 and 2024, respectively, and $10,634 and $10,633 for the nine months ended December 31, 2025 and 2024, respectively. Interest payable was $18,417 and $5,363 as of December 31, 2025 and March 31, 2025, respectively. Interest expense was $13,812 and $16,088 for the three months ended December 31, 2025 and 2024, respectively, and $45,229 and $51,783 for the nine months ended December 31, 2025 and 2024, respectively.

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
Remainder of 2026	$—
2027	150,000
2028	160,000
2029	170,000
2030	180,000
Thereafter	190,000
$850,000

NOTE 7. LOANS PAYABLE

Loans payable consisted of the following:

	December 31, 2025	March 31, 2025
Mortgage loan payable 4.75% interest and maturing June 2032	$2,268,618	$2,334,163
Equipment and insurance financing loans payable, between 5.99% and 12.02% interest and maturing between July 2024 and October 2025	—	32,324
Less: Current portion of loans payable	(91,680)	(120,744)
Long-term portion of loans payable	$2,176,938	$2,245,743

The interest expense associated with the loans payable was $27,471 and $31,089 for the three months ended December 31, 2025 and 2024, respectively, and $84,506 and $99,104 for the nine months ended December 31, 2025 and 2024, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loan principal payments for the next five years are as follows:

Future principal balances
Years ending March 31,	Amount
Remainder of 2026	$22,876
2027	92,772
2028	94,433
2029	98,447
2030	103,817
Thereafter	1,856,273
Total remaining principal balance	$2,268,618

NOTE 8. RELATED PARTY LOANS

The Company has entered into a collateralized promissory note with individual lenders with rates comparable to the mortgage loan, dated July 1, 2022, provided by East West Bank to the Company but with fewer covenants. These covenants include filing timely tax returns and financial statements, and an agreement not to sell, lease, or transfer a substantial portion of the Company’s assets during the term of the Hakim Promissory Note. On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors of the Company (the “Board”), pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000 (the “Hakim Promissory Note”). The Hakim Promissory Note had an interest rate of 9% for the first year and 10% for an optional second year and the proceeds were used for working capital and other business purposes. The original maturity date of the Hakim Promissory Note was June 2, 2024, with an optional second year extension. The second year extension was exercised pursuant to the terms of the Hakim Promissory Note. For the three months ended December 31, 2025 and 2024, interest expense on the Hakim Promissory Note totaled $0 and $75,000, respectively. For the nine months ended December 31, 2025 and 2024, interest expense on the Hakim Promissory Note totaled $50,000 and $217,500, respectively, recorded on the unaudited condensed consolidated statements of operations in interest expense and amortization of debt issuance costs. On June 2, 2025, the Hakim Promissory Note was paid in full and no balance was outstanding as of this date.

On June 30, 2023, the Company entered into a collateralized promissory note with Davis Caskey (the “Caskey Promissory Note”). The Caskey Promissory Note had a principal balance of $1,000,000 and an interest rate of 9% for the first year and 10% for an optional second year. The Caskey Promissory Note was subject to the same covenants as are contained in the Hakim Promissory Note. The proceeds will be used for working capital and other business purposes. The original maturity date of the Caskey Promissory Note was June 30, 2024, with an optional second year extension. The second year extension was exercised pursuant to the terms of the Caskey Promissory Note. For the three months ended December 31, 2025 and 2024, interest expense on the Caskey Promissory Note totaled $0 and $25,000, respectively. For the nine months ended December 31, 2025 and 2024, interest expense on the Caskey Promissory Note totaled $25,000 and $72,500, respectively, recorded on the unaudited condensed consolidated statements of operations in interest expense and amortization of debt issuance costs. On June 26, 2025, the Caskey Promissory Note was paid in full and no balance was outstanding as of this date.

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

On August 17, 2023, Elite filed a paragraph IV certification with its ANDA to generic OxyContin® and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. Elite has obtained several agreements with Purdue to stay the litigation, with the latest being a stipulation and order submitted on March 19, 2025 lifting the existing stipulated stay. An amended complaint was filed by Purdue on April 18, 2025. On June 17, 2025 Elite filed a Motion to Dismiss Purdue’s First Amended Complaint and on July 3, 2025 Purdue filed a Second Amended Complaint. Elite filed a Motion to Dismiss Purdue’s Second Amended Complaint on August 7, 2025. On September 2, 2025 Purdue filed an Opposition to Defendants’ Motion to Dismiss Plantiffs Second Amended Complaint and Cross-Motion to Extend the 30-Month Stay. On September 29, 2025 Elite filed a Reply memorandum in Support of their Motion to Dismiss and in Opposition to Plantiffs Cross Motion to Extend the 30-Month Stay.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Elite’s launch of a generic OxyContin® will depend on the approval by the FDA and the outcome of various litigation involving Purdue or the expiry of the patents listed on the Orange Book.

As of December 31, 2025, the results of such proceedings cannot be predicted with certainty and are neither probable nor estimable.

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

In February 2024, the Company entered into a finance lease for warehouse equipment (the “Warehouse Equipment Lease”). The Warehouse Equipment Lease is related to warehouse equipment with an acquisition cost of $37,500, with the Company taking ownership of the asset during February 2024. The Warehouse Equipment Lease has a term of two years, ending in February 2026. The Company had the option to purchase the asset at the end of the lease term for the amount of $1, which the Company exercised.

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

Rent expense is recorded on the straight-line basis and in cost of manufacturing in the unaudited condensed consolidated statements of operations. Rent expense is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
Lease	2025	2024	2025	2024
Ludlow-144	$158,317	$152,602	$474,951	$455,632
Pompano-2311	—	2,696	—	18,870
NBV-610	4,562	7,303	13,688	7,303

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs:

Years ending March 31,	Operating Lease Amount	Financing Lease Amount	Total
Remainder of 2026	$165,581	$128,039	$293,620
2027	667,307	484,151	1,151,458
2028	666,207	479,337	1,145,544
2029	440,159	438,045	878,204
2030	—	13,740	13,740
Less: interest	(262,354)	(215,710)	(478,064)
Present value of lease payments	$1,676,900	$1,327,602	$3,004,502

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

	For the Nine Months Ended December 31,
Lease Term and Discount Rate	2025	2024
Remaining lease term (years)
Operating leases	2.9	3.9
Finance leases	3.1	4.1
Discount rate
Operating leases	10.0%	10.0%
Finance leases	9.5%	9.5%

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

The Company has 79,008,661 total warrants to purchase shares of Common Stock outstanding with a weighted average exercise price of $0.1521 as of December 31, 2025 and March 31, 2025.

As a result of the net cash settlement at the option of the holder, such warrants are classified as liabilities and measured initially and subsequently at fair value. The fair value of the Series J Warrants was calculated using a Black-Scholes model. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	December 31, 2025	March 31, 2025
Fair value of the Company’s Common Stock	$0.4903	$0.4350
Volatility	78.10%	82.80%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	1.3	2.1
Risk free rate	3.47%	3.89%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis were as follows for the periods ended December 31, 2025 and 2024:

Balance at March 31, 2025	$25,199,193
Change in fair value of derivative financial instruments - warrants	22,109,537
Balance at June 30, 2025	47,308,730
Change in fair value of derivative financial instruments - warrants	(7,519,649)
Balance at September 30, 2025	39,789,081
Change in fair value of derivative financial instruments - warrants	(11,817,375)
Balance at December 31, 2025	$27,971,706

Balance at March 31, 2024	$6,298,008
Change in fair value of derivative financial instruments - warrants	2,782,913
Balance at June 30, 2024	9,080,921
Change in fair value of derivative financial instruments - warrants	12,754,735
Balance at September 30, 2024	21,835,656
Change in fair value of derivative financial instruments - warrants	11,729,368
Balance at December 31, 2024	$33,565,024

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2025	$25,199,193	$—	$—	$25,199,193
Change in fair value of derivative financial instruments - warrants	2,772,513	—	—	2,772,513
Balance as of December 31, 2025	$27,971,706	$—	$—	$27,971,706

		Fair Value Measurement
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2024	$6,298,008	$—	$—	$6,298,008
Change in fair value of derivative financial instruments - warrants	27,267,016	—	—	27,267,016
Balance as of December 31, 2024	$33,565,024	$—	$—	$33,565,024

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

A summary of the activity of Company’s 2024 Equity Incentive plan and prior equity incentive plans for the nine months ended December 31, 2025 is as follows:

			Weighted Average
	Shares	Weighted Average	Remaining Contractual	Aggregate
	Underlying Options	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at March 31, 2025	15,640,000	$0.05	7.8	$6,000,552
Granted	—	—	—	$—
Exercised	(6,133,334)	(0.04)	—	$—
Expired and Forfeited	—	—	—	$—
Outstanding at December 31, 2025	9,506,666	$0.06	7.0	$4,098,151
Exercisable at December 31, 2025	5,400,000	$0.06	6.9	$2,300,759

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of December 31, 2025 of $0.49 for those awards with strike prices lower than the quoted price of the Company’s Common Stock as of December 31, 2025. As of December 31, 2025, there was $80,823 in unrecognized stock-based compensation expense that will be recognized over a weighted average 0.72 year period.

NOTE 13. CONCENTRATIONS AND CREDIT RISK

Revenues

One customer accounted for approximately 64% of the Company’s revenues for the nine months ended December 31, 2025.

Two customers accounted for approximately 64% of the Company’s revenues for the nine months ended December 31, 2024. These two customers accounted for approximately 41% and 23% of revenues, respectively.

Accounts Receivable

One customer accounted for approximately 70% of the Company’s accounts receivable as of December 31, 2025.

Two customers accounted for approximately 76% of the Company’s accounts receivable as of December 31, 2024. These two customers accounted for approximately 47% and 29% of accounts receivable, respectively.

Purchasing

Three suppliers accounted for approximately 75% of the Company’s purchases of raw materials for the nine months ended December 31, 2025. These three suppliers accounted for approximately 39%, 20%, and 16% of purchasing, respectively.

Three suppliers accounted for approximately 71% of the Company’s purchases of raw materials for the nine months ended December 31, 2024. These three suppliers accounted for approximately 39%, 16%, and 16% of purchasing, respectively.

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Operating Income by Segment
ANDA	$11,912,510	$4,325,538	$50,151,242	$16,868,123
Operating income by Segment	$11,912,510	$4,325,538	$50,151,242	$16,868,123

The Company notes that there was no revenue related to the NDA segment for the three and nine months ended December 31, 2025 and 2024.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below reconciles the Company’s operating income by segment to income before income taxes as reported in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Operating income by segment	$11,912,510	$4,325,538	$50,151,242	$16,868,123
Corporate unallocated costs	(2,466,336)	(2,724,616)	(9,899,618)	(6,967,514)
Interest income	83,602	5,092	93,066	16,384
Interest expense and amortization of debt issuance costs	(80,204)	(77,607)	(321,600)	(583,524)
Depreciation and amortization expense	(388,135)	(432,534)	(1,177,885)	(1,278,564)
Non-cash compensation through issuance of stock options	(45,096)	(70,578)	(147,343)	(175,236)
Change in fair value of derivative instruments	11,817,375	(11,729,368)	(2,772,513)	(27,267,016)
Other income	—	51,308	34,500	63,308
Income (loss) before income taxes	$20,833,716	$(10,652,765)	$35,959,849	$(19,324,039)

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

As of December 31, 2025, the Company owes an aggregate of $2,968,030 to Mikah in accordance with the agreements, with such amount being recorded as an accrued expense on the unaudited condensed consolidated balance sheets.

As of March 31, 2025, the Company owed an aggregate of $2,617,210 to Mikah in accordance with the agreements, with such amount being recorded as an accrued expense on the consolidated balance sheets.

NOTE 16. INCOME TAXES

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based on the effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company’s income tax expense was $2,239,910 and $239,175 for the three months ended December 31, 2025 and 2024, respectively. The Company’s income tax expense was $9,548,351 and $1,988,357 for the nine months ended December 31, 2025 and 2024

The Company recorded tax expense of approximately 10.8% and (2.2)% of income before income tax expense, for the three months ended December 31, 2025 and 2024, respectively. The Company recorded tax expense of approximately 26.6% and (10.3)% of income before income tax expense, for the nine months ended December 31, 2025 and 2024, respectively. The Company’s effective tax rate is subject to volatility as changes in the fair value adjustments in the Company’s derivative liabilities significantly impact pre-tax earnings.

On July 4, 2025, tax legislation known as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The Company has evaluated the impact of U.S. tax law changes introduced by OBBBA on its consolidated financial statements and the impact to the current year’s financial statements is not material.

NOTE 17. SUBSEQUENT EVENTS

On January 9, 2026, Doug Plassche exercised stock options for 2,500,000 shares of Common Stock of the Company at an exercise price of $0.03 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the nine months ended December 31, 2025 and 2024 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2025. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Discontinued and Transferred Products

As part of standard operating practices, the Company, from time to time, as relevant, conducts evaluations of all ANDAs owned, consisting, without limitation, of ANDAs acquired or approved prior to the quarter ended December 31, 2025 and ANDAs acquired or approved during the quarter ended December 31, 2025. Such evaluations include, without limitation, costs and benefits analyses relating to each ANDA owned, with such costs including those fees required under the FDA’s Generic Drug User Fee Amendment which is significantly influenced by the number of ANDAs owned, and other costs and benefits taking into consideration various specific market factors for each ANDA. Those ANDAs with a cost/benefit profile not consistent with management criteria for continuation are identified for disposition and effort is made to determine the optimal course of action to achieve disposition of the ANDA. The Company did not discontinue or transfer an ANDAs during the quarter ended December 31, 2025.

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

Three months ended December 31, 2025 compared to the three months ended December 31, 2024

Revenue, Cost of manufacturing and Gross profit:

	For the Three Months Ended December 31,		Change
	2025	2024	Dollars	Percentage
Manufacturing fees	$31,383,684	$13,738,131	$17,645,553	128%
Licensing fees	205,567	626,117	(420,550)	(67)%
Total revenue	31,589,251	14,364,248	17,225,003	120%
Cost of manufacturing	18,636,076	8,244,907	10,391,169	126%
Gross profit	$12,953,175	$6,119,341	$6,833,834	112%

Gross profit - percentage	41%	43%

Total revenues for the three months ended December 31, 2025 increased by $17.2 million or 120%, to $31.6 million, as compared to $14.4 million, for the corresponding period of the prior year.

Manufacturing fees revenue increased by $17.6 million, or 128%, to $31.4 million primarily due to increased revenues from the Elite label products that were commercialized in both the current period and comparable period of the prior year as well as sales of new products, including, without limitation, the Lisdexamfetamine and Elite labeled Naltrexone products, which were commercially launched subsequent to the comparable period of the prior year and are expected to continue in periods subsequent to December 31, 2025.

Licensing fees revenue decreased by $0.4 million, or 67%. This decrease is primarily due to the Company’s transitioned focus on marketing of the Elite label products, which does not result in license fee revenues.

Cost of manufacturing consists of manufacturing and assembly costs. Our cost of manufacturing increased by $10.4 million or 126%, to $18.6 million as compared to $8.2 million for the corresponding period in the prior fiscal year. These costs have a strong positive correlation with manufacturing operation and the increase was due to an increased volume of products sold during the three months ended December 31, 2025, as compared to the comparable period of the prior fiscal year, as noted above.

Our gross profit margin was 41% during the three months ended December 31, 2025 as compared to 43% during the comparable period of the prior fiscal year. The decrease is primarily due to sales in the current quarter consisting of a higher proportion of indirect sales through wholesalers, which yield lower gross profit margins as compared to direct sales to pharmaceutical chains, as compared to the proportion of indirect sales through wholesalers achieved during the comparable period of the prior year.

Operating expenses:

	For the Three Months Ended December 31,		Change
	2025	2024	Dollars	Percentage
Operating expenses:
Research and development	$1,040,665	$1,793,803	$(753,138)	(42)%
General and administrative	2,466,336	2,724,616	(258,280)	(9)%
Non-cash compensation	45,096	70,578	(25,482)	(36)%
Depreciation and amortization	388,135	432,534	(44,399)	(10)%
Total operating expenses	$3,940,232	$5,021,531	$(1,081,299)	(22)%

Operating expenses for the three months ended December 31, 2025 decreased by $1.1 million, or 22%, to $3.9 million as compared to $5.0 million for the corresponding period in the prior fiscal year, largely due to decreases in research and development and general and administrative expenses of $0.8 million and $0.3 million, respectively.

Research and development costs during the three months ended December 31, 2025 were $1.0 million, a decrease of $0.8 million, or 42%, from approximately $1.8 million of such costs for the comparable period of the prior year. The decrease was the result of more laboratory resources being allocated to supporting commercial operations as well as the number, timing and nature of product development activities during the three months ended December 31, 2025, as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the three months ended December 31, 2025 were $2.5 million, a decrease of $0.3 million or approximately 9% from the comparable period of the prior fiscal year. This decrease was due primarily to higher facility utilization resulting in increased overhead absorption as compared to the comparable period of the prior fiscal year, which had a lower than baseline sell side quantity demand that has not reoccurred.

Non-cash compensation expense for the three months ended December 31, 2025 and 2024 was less than $0.1 million.

Depreciation and amortization expenses from the three months ended December 31, 2025 were $0.4 million, essentially flat as compared to $0.4 million for the comparable period in the prior fiscal year.

As a result of the foregoing, our income from operations during the three months ended December 31, 2025 was $9.0 million, compared to income from operations of $1.1 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Three Months Ended December 31,		Change
	2025	2024	Dollars	Percentage
Other income (expenses):
Change in fair value of derivative financial instruments - warrants	$11,817,375	$(11,729,368)	$23,546,743	(201)%
Interest expense and amortization of debt issuance costs	(80,204)	(77,607)	(2,597)	3%
Interest income	83,602	5,092	78,510	1542%
Other income	—	51,308	(51,308)	(100)%
Other income (expenses), net	$11,820,773	$(11,750,575)	$23,571,348	(201)%

Net other income (expenses) for the three months ended December 31, 2025 was $11.8 million, an increase in net other income of $23.6 million from a net other (expense) of $11.8 million for the comparable period of the prior fiscal year. The increase in net other income was primarily due to an increase of $23.5 million relating to the change in fair value of derivative financial instruments and an increase in interest income of $0.1 million, as compared to the comparable period of the prior year.

The change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period. There is a strong inverse relationship between changes in the closing price of the Company’s Common Stock and other income or (expense) being recorded. The closing price of the Company’s Common Stock at the end of the three months ended December 31, 2025 was lower than the closing price of the Company’s Common Stock at the beginning of the three months ended December 31, 2025, resulting in the recording of other income from the change in fair value of warrant derivative instruments. The closing price of the Company’s Common Stock at the end of the comparable period of the prior year was higher than the closing price of the Company’s Common Stock at the beginning of the comparable period of the prior year, resulting in the recording of other expenses from the change in fair value of warrant derivative instruments.

The increase in interest income is primarily due to higher interest rates being earned on the Company’s cash balances as compared to the comparable period of the prior year.

As a result of the foregoing, our net income before income taxes for the three months ended December 31, 2025 was $20.8 million, compared to net loss before income taxes of $10.7 million for the comparable period of the prior fiscal year.

Nine months ended December 31, 2025 compared to the nine months ended December 31, 2024

Revenue, Cost of manufacturing and Gross profit:

	For the Nine Months Ended December 31,		Change
	2025	2024	Dollars	Percentage
Manufacturing fees	$107,357,701	$50,407,239	$56,950,462	113%
Licensing fees	764,351	1,640,417	(876,066)	(53)%
Total revenue	108,122,052	52,047,656	56,074,396	108%
Cost of manufacturing	53,869,874	29,256,109	24,613,765	84%
Gross profit	$54,252,178	$22,791,547	$31,460,631	138%

Gross profit - percentage	50%	44%

Total revenues for the nine months ended December 31, 2025 increased by $56.1 million or 108%, to $108.1 million, as compared to $52.0 million, for the corresponding period of the prior year.

Manufacturing fees revenue increased by $57.0 million, or 113%, primarily due to increased revenues from the Elite label products that were commercialized in both the current period and comparable period of the prior year as well as sales of new products, including, without limitation, the Lisdexamfetamine and Elite labeled Naltrexone products, which were commercially launched subsequent to the comparable period of the prior year and are expected to continue in periods subsequent to December 31, 2025.

Licensing fees revenue decreased by $0.9 million, or 53%. This decrease is primarily due to the Company’s transitioned focus on marketing of the Elite label, which does not result in license fee revenues.

Cost of manufacturing consists of manufacturing and assembly costs. Our cost of manufacturing increased by $24.6 million or 84%, to $53.9 million as compared to $29.3 million for the corresponding period in the prior fiscal year. These costs have a strong positive correlation with manufacturing operations and the increase was due to an increased volume of products sold during the nine months ended December 31, 2025, as compared to the comparable period of the prior fiscal year, as noted above.

Our gross profit margin was 50% during the nine months ended December 31, 2025 as compared to 44% during the comparable period of the prior fiscal year. The increase is primarily due to sales achieved during the current period being comprised of a greater proportion of higher margin products as compared to sales achieved during the comparable period of the prior year and sales during the nine months ended December 31, 2025 consisting of a greater proportion of direct sales to pharmaceutical chains, which yield higher gross profit margins as compared to indirect sales to wholesalers, as compared to the comparable period of the prior year. It should be noted that the gross profit percentage during the nine months ended December 31, 2025 is higher than that of the three months ended December 31, 2025, as per above, with such being due to the latter half of the nine months ended December 31, 2025 consisting of an increased proportion of indirect sales through wholesalers, as compared to the former half of the nine months ended December 31, 2025.

Operating expenses:

	For the Nine Months Ended December 31,		Change
	2025	2024	Dollars	Percentage
Operating expenses:
Research and development	$4,100,936	$5,923,424	$(1,822,488)	(31)%
General and administrative	9,899,618	6,967,514	2,932,104	42%
Non-cash compensation	147,343	175,236	(27,893)	(16)%
Depreciation and amortization	1,177,885	1,278,564	(100,679)	(8)%
Total operating expenses	$15,325,782	$14,344,738	$981,044	7%

Operating expenses for the nine months ended December 31, 2025 increased by $1.0 million, or 7%, to $15.3 million as compared to $14.3 million for the corresponding period in the prior fiscal year, largely due to an increase in general and administrative expenses of $2.9 million, partially offset by a decrease in research and development expenses of $1.8 million.

Research and development costs during the nine months ended December 31, 2025 were $4.1 million, a decrease of $1.8 million, or 31%, from approximately $5.9 million of such costs for the comparable period of the prior year. The decrease was the result of more laboratory resources being allocated to supporting commercial operations as well as the number, timing and nature of product development activities during the nine months ended December 31, 2025, as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the nine months ended December 31, 2025 were $9.9 million as compared to $7.0 million for the corresponding period in the prior fiscal year, an increase of $2.9 million or approximately 42%. This increase is due primarily to legal and consulting costs incurred during first six months of the fiscal year ended March 31, 2026 and related to strategic company objectives, as well as increased costs of current expected credit loss expenses and third party legal and regulatory compliance subject matter experts as compared to the comparable period of the prior fiscal year.

Non-cash compensation expense for the nine months ended December 31, 2025 and 2024 was less than $0.2 million.

Depreciation and amortization expenses from the nine months ended December 31, 2025 were $1.2 million, essentially flat from $1.3 million for the comparable period of the prior year.

As a result of the foregoing, our income from operations during the nine months ended December 31, 2025 was $38.9 million, compared to income from operations of $8.4 million for the comparable period of the prior fiscal year.

Other (expense) income:

	For the Nine Months Ended December 31,		Change
	2025	2024	Dollars	Percentage
Other (expense) income:
Change in fair value of derivative financial instruments - warrants	$(2,772,513)	$(27,267,016)	$24,494,503	(90)%
Interest expense and amortization of debt issuance costs	(321,600)	(583,524)	261,924	(45)%
Interest income	93,066	16,384	76,682	468%
Other income	34,500	63,308	(28,808)	(46)%
Other expense, net	$(2,966,547)	$(27,770,848)	$24,804,301	(89)%

Net other (expense) income for the nine months ended December 31, 2025 was a net other expense of $3.0 million, a decrease of $24.8 million from a net other expense of $27.8 million for the comparable period of the prior fiscal year. The decrease was primarily due to a decrease in other expenses of $24.5 million relating to the change in fair value of derivative instruments, a decrease in interest expense and amortization debt issuance costs of $0.3 million, and an increase in interest income of $0.1 million.

The change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period. There is a strong inverse relationship between changes in the closing price of the Company’s Common Stock and other income or (expense) being recorded. The closing price of the Company’s Common Stock at December 31, 2025 was higher than at March 31, 2025, resulting in the recording of other expenses from the change in fair value of warrant derivative instruments for the nine month period. The closing price of the Company’s Common Stock at the end of the comparable period of the prior year was higher than the closing price of the Company’s Common Stock at the beginning of the comparable period of the prior year, resulting in the recording of other expenses from the change in fair value of warrant derivative instruments.

The decrease in interest expense is primarily related to the Company servicing a lesser principal amount of loans payable during the nine months ended December 31, 2025 as compared to the comparable period of the prior year

The increase in interest income is primarily due to higher interest rates being earned on the Company’s higher cash balances as compared to the comparable period of the prior year.

As a result of the foregoing, our net income before income taxes for the nine months ended December 31, 2025 was $36.0 million, compared to net loss before income taxes of $19.3 million for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	December 31, 2025	March 31, 2025	Change
Current assets	$96,789,871	$57,739,147	$39,050,724
Current liabilities	$13,187,179	$11,840,435	$1,346,744
Working capital	$83,602,692	$45,898,712	$37,703,980

Our working capital (total current assets less total current liabilities) increased by $37.7 million from $45.9 million as of March 31, 2025 to $83.6 million as of December 31, 2025, with such increase being primarily related to the increase in cash, finished goods inventory and accounts receivable, associated with increased customer orders and shipments during the nine months ended December 31, 2025 and partially offset by an increase in current liabilities during the same period.

Summary of Cash Flows:

	For the Nine Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$14,601,715	$3,537,608
Net cash used in investing activities	$(527,610)	$(1,645,722)
Net cash used in financing activities	$(4,280,787)	$(688,696)

Net cash provided by operating activities for the nine months ended December 31, 2025 was $14.6 million, which included, without limitation, net income of $26.4 million, increased by fair value of derivative financial instruments - warrants of $2.8 million, and other non-cash expenses of $2.6 million, deferred tax expenses of $8.0 million, and reduced by increases in operating assets and liabilities totaling $25.2 million.

Net cash used in investing activities for the nine months ended December 31, 2025 was comprised of purchases of property and equipment of approximately $0.5 million.

Net cash used in financing activities was $4.3 million for the nine months ended December 31, 2025 compared to net cash used in financing activities of $0.7 million for the corresponding period of the prior year. Net cash used in financing activities consisted primarily of payments of bond and related party loan principal totaling $4.1 million and payments on principal on finance lease obligations of $0.3 million, offset by proceeds received from the exercise of stock options of $0.2 million. Net cash used in financing activities of $0.7 million during the prior fiscal year was due to payments of bond and loan principal totaling $0.4 million and payments on principal on finance lease obligations of $0.2 million.

East West Bank

On July 1, 2022, East West Bank (“EWB”) provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in ten years and bears interest at a fixed rate of 4.75% fixed for the first five years then adjustable at WSJP plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of December 31, 2025, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of December 31, 2025, and through the date of filing of this Quarterly Report on Form 10-Q, the Company was not aware of the existence of any violations of financial covenants included in the EWB Mortgage Loan.

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

Bond issue costs of $354,454 were paid from the proceeds of the NJEDA Bonds and are being amortized over the life of the NJEDA bonds. Amortization of bond issuance costs amounted to $10,634 for the nine months ended December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control (“COSO”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2025, we identified the following control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework:

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, utilizing those criteria, management has determined that, as of December 31, 2025, because of the material weaknesses described below, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2025, we identified the following control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework:

The deficiencies in our internal controls over financial reporting and disclosure controls and procedures are described above and our efforts to remediate these deficiencies are described below. Please also see “Risk Factors” in Item 1A-Risk of our Annual Report on Form 10-K for the period ended March 31, 2025.

Changes in Internal Controls Over Financial Reporting

During the nine months ended December 31, 2025, as a result of reviews and assessments of internal controls over financial reporting conducted by the Company’s Chief Financial Officer, the Company identified material weaknesses in internal controls over financial reporting as further detailed above and began remediation efforts which are detailed below, with such activities expected to result in further changes in internal control over financial reporting as necessary to remediate the identified material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Litigation

On August 17, 2023, Elite filed a Paragraph IV certification with its ANDA to generic OxyContin® and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. The parties submitted several stipulations and proposed orders for staying the case until March 19, 2025 where the parties submitted a stipulation and order lifting the existing stipulated stay. On April 18, 2025 Purdue filed an amended complaint. On June 17, 2025 Elite filed a Motion to Dismiss Purdue’s First Amended Complaint. On July 3, 2025 Purdue filed a Second Amended Complaint. Elite filed a Motion to Dismiss Purdue’s Second Amended Complaint on August 7, 2025. On September 2, 2025 Purdue filed an Opposition to Defendants’ Motion to Dismiss Plantiffs Second Amended Complaint and Cross-Motion to Extend the 30-Month Stay. On September 29, 2025 Elite filed a Reply memorandum in Support of their Motion to Dismiss and in Opposition to Plantiffs Cross Motion to Extend the 30-Month Stay.

Elite’s launch of a generic OxyContin® will depend on approval by the FDA and the outcome of various litigation involving Purdue or the expiry of the patents listed on the Orange Book.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

ELITE PHARMACEUTICALS, INC.

February 17, 2026	By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

February 17, 2026	By:	/s/ Carter Ward
Carter Ward
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

