Form 10-K
period 2026-03-31
ELITE PHARMACEUTICALS INC /NV/
filed 2026-06-29
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $534 million, based on the last sales price reported for such date on the OTCQB Venture Market.

The number of shares outstanding of each of the registrant’s classes of common stock, as of June 27, 2026:

Common Stock - 1,077,196,442 shares

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

We occupy manufacturing, warehouse, laboratory and office space at 135, 144, and 165 Ludlow Avenue in Northvale, NJ (the “Northvale Facility”). The Northvale Facility operates under Current Good Manufacturing Practice (“cGMP”) and is a United States Drug Enforcement Agency (“DEA”) registered facility for research, development, and manufacturing. Our website address is www.elitepharma.com.

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

We believe that our business strategy enables us to reduce our risk by having a diverse product portfolio.

Commercial Products

We own, license, manufacture, sell, distribute or receive royalties from the following products currently being sold commercially:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	N/A	Cardiovascular	January 2015
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Immediate Release 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg tablets (“Amphetamine IR 5mg”, “Amphetamine IR 7.5mg”, “Amphetamine IR 10mg”, “Amphetamine IR 12.5mg”, “Amphetamine IR 15mg”, “Amphetamine IR 20mg” and “Amphetamine IR 30mg”)	Adderall®	Central Nervous System (“CNS”) Stimulant	April 2019
Dantrolene Sodium Capsules 25mg, 50mg and 100mg (“Dantrolene 25mg”, “Dantrolene 50mg”, “Dantrolene 100mg”)	Dantrium®	Muscle Relaxant	June 2019
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Extended Release 5mg, 10mg, 15mg, 20mg, 25mg, and 30mg capsules (“Amphetamine ER 5mg”, “Amphetamine ER 10mg”, “Amphetamine ER 15mg”, “Amphetamine ER 20mg”, “Amphetamine ER 25mg”, and “Amphetamine ER 30mg”)	Adderall XR®	Central Nervous System (“CNS”) Stimulant	March 2020
Loxapine Succinate 5mg, 10mg, 25mg and 50gm capsules (“Loxapine 5mg”, “Loxapine 10mg”, “Loxapine 25mg”, and Loxapine 50mg”)	Loxapine®	Antipsychotic	May 2021
Methotrexate Sodium 2.5mg tablets (“Methotrexate 2.5mg”)	Otrexup PF®	Antimetabolite	August 2024
Acetaminophen and Codeine Phosphate 300mg/15mg, 300mg/30mg, 300mg/60mg tablets (“APAP Codeine 300mg/15mg”, “APAP Codeine 300mg/30mg”, and “APAP Codeine 300mg/60mg”)	Tylenol® with Codeine	Pain	October 2024
Acetaminophen and Hydrocodone Bitartrate 325mg/2.5mg, 325mg/5mg, 325mg/7.5mg and 325mg/10mg tablets (“APAP Hydrocodone 325mg/2.5mg”, “APAP Hydrocodone 325mg/5mg”, APAP Hydrocodone 325mg/7.5mg and APAP Hydrocodone 325mg/10mg”)	Norco®	Pain	December 2024
Lisdexamfetamine Dimesylate 10mg, 20mg, 30mg, 40mg, 50mg, 60mg and 70mg capsules (“Lisdex 10mg”, “Lisdex 20mg”, “Lisdex 30mg”, “Lisdex 40mg”, “Lisdex 50mg”, “Lisdex 60mg” and “Lisdex 70mg”)	Vyvanse®	ADHD	December 2024
Oxycodone Hydrochloride and Acetaminophen 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets (“Oxy APAP 5/325”, “Oxy APAP 7.5/325” and “Oxy APAP 10/325”)	Percocet®	Pain	April 2025
Methadone Hydrochloride 5mg and 10mg tablets (“Methadone 5mg” and “Methadone 10mg”)	Dolophine®	Pain	April 2026

Note: Phentermine 37.5mg is also referred to as “Phentermine Tablets”. Phentermine 15mg and Phentermine 30mg are collectively and individually referred to as “Phentermine Capsules”. Phendimetrazine 35mg is also referred to as “Phendimetrazine Tablets”. Naltrexone 50mg is also referred to as “Naltrexone Tablets”. Isradipine 2.5mg and Isradipine 5mg are collectively and individually referred to as “Isradipine Capsules”. Trimipramine 25mg, Trimipramine 50mg, and Trimipramine 100mg are collectively and individually referred to as “Trimipramine Capsules”. Amphetamine IR 5mg, Amphetamine IR 7.5mg, Amphetamine IR 10mg, Amphetamine IR 12.5mg, Amphetamine IR 15mg, Amphetamine IR 20mg and Amphetamine IR 30mg are collectively and individually referred to as “Amphetamine IR Tablets”. Dantrolene 25mg, Dantrolene 50mg and Dantrolene 100mg are collectively and individually referred to as “Dantrolene Capsules”. Amphetamine ER 5mg, Amphetamine ER 10mg, Amphetamine ER 15mg. Amphetamine ER 20mg, Amphetamine ER 25mg and Amphetamine ER 30mg are collectively and individually referred to as “Amphetamine ER Capsules”. Loxapine 5gm, Loxapine 10mg, and Loxapine 25mg, Loxapine 50mg are collectively and individually referred to as “Loxapine Capsules”, Vigabatrin 500mg is collectively and individually referred to as “Vigabatrin Powder”, Methotrexate 2.5mg” is collectively and individually referred to as “Methotrexate Tablets”, APAP Codeine 300mg/15mg, APAP Codeine 300mg/30mg, and APAP Codeine 300mg/60mg are collectively and individually referred to as “APAP Codeine Tablets, APAP Hydrocodone 325mg/2.5mg, APAP Hydrocodone 325mg/5mg, APAP Hydrocodone 325mg/7.5mg and APAP Hydrocodone 325mg/10mg are collectively and individually referred to as “APAP Hydrocodone Tablets”, Lisdex 10mg, Lisdex 20mg, Lisdex 30mg, Lisdex 40mg, Lisdex 50mg, Lisdex 60mg and Lisdex 70mg are collectively and individually referred to as “Lisdex Capsules” and Oxy APAP 5/325, Oxy APAP 7.5/325 and Oxy APAP 10/325 are collectively and individually referred to as “Oxy APAP Tablets”. Methadone 5mg and Methadone 10mg are collectively and individually referred to as “Methadone Tablets” .

Phentermine 37.5mg

The Company acquired two ANDAs for Phentermine 37.5mg, in 2010 and 2013, respectively.

Sales and marketing rights for Phentermine 37.5mg relating to the approved ANDA acquired in 2010 were licensed under an agreement between the Company and Precision Dose Inc. (“Precision Dose”) dated September 10, 2010 (the “Precision Dose License Agreement”) and the Precision Dose License Agreement expired in accordance with its terms on September 10, 2025. The Company retains all sales and marketing rights for this product.

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

Sales and marketing rights for Phentermine 15mg and Phentermine 30mg are included in the Precision Dose License Agreement. Please see the section below titled “Precision Dose License Agreement” for further details of this agreement. The Precision Dose License Agreement expired in accordance with its terms on September 10, 2025. The Company retains all sales and marketing rights for this product.

Phentermine 15mg and Phentermine 30mg are currently commercial products being manufactured at the Northvale Facility and distributed by Elite Labs.

Naltrexone 50mg

The ANDA for Naltrexone 50mg was acquired by Elite in 2010.

Sales and marketing rights for Naltrexone 50mg are included in the Precision Dose License Agreement. Please see the section below titled “Precision Dose License Agreement” for further details of this agreement. The Precision Dose License Agreement expired in accordance with its terms on September 10, 2025.

Naltrexone 50mg is currently a commercial product being manufactured at the Northvale Facility and distributed by Elite Labs.

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

On December 6, 2021, the Company executed a license and distribution agreement with Dexcel Ltd (or Akiva, Israel) (“Dexcel”), pursuant to which the Company manufactures and supplies Amphetamine IR Tablets to Dexcel and Dexcel is granted exclusive distribution rights for the Israeli market for this product, under the Dexcel label (the “Dexcel Agreement”). The first shipment of Amphetamine IR Tablets pursuant to the Dexcel Agreement occurred in July 2025.

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

During the year ended March 31, 2026, the Company recognized an impairment of the Loxapine Capsules, as a result of reassessments of the expected future cash flows for this product.

Methotrexate Tablets

On May 20, 2024, the Company received approval from the FDA for Methotrexate Tablets, a product that belongs to the antimetabolite class of drugs. Methotrexate Tablets were commercially launched in August 2024 and are manufactured at the Northvale Facility and distributed by Elite Labs.

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

APAP Codeine Tablets were commercially launched in October 2024 and are manufactured at the Northvale Facility and distributed by Elite Labs.

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

APAP Hydrocodone Tablets were commercially launched in December 2024 and are manufactured at the Northvale Facility and distributed by Elite Labs.

Lisdex Capsules

On November 18, 2024, the Company received approval from the FDA for Lisdex Capsules, a product indicated for the treatment of Attention Deficit Hyperactivity Disorder. Lisdex Capsules were commercially launched in December 2024 and are manufactured at the Northvale Facility and distributed by Elite Labs.

Oxy APAP Tablets

On June 17, 2024, pursuant to the Nostrum Asset Purchase Agreement, the Company acquired all rights in and to the approved ANDA for Oxy APAP Tablets and a royalty-free, non-exclusive perpetual license to use the manufacturing technology, proprietary information, processes, techniques, protocols, methods, know-how and improvements necessary or used to manufacture this product.

Oxy APAP Tablets were commercially launched in April 2025 and are manufactured at the Northvale Facility and distributed by Elite Labs.

Methadone Tablets

On June 17, 2024, pursuant to the Nostrum Asset Purchase Agreement, the Company acquired all rights in and to the approved ANDA for Methadone Tablets and a royalty-free, non-exclusive perpetual license to use the manufacturing technology, proprietary information, processes, techniques, protocols, methods, know-how and improvements necessary or used to manufacture this product.

Methadone tablets were commercially launched in April 2026 and are manufactured at the Northvale Facility and distributed by Elite Labs.

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

Generic Products Filed

Currently the Company has filed the following ANDAs which have been accepted for review by the FDA:

●	A generic opiate analgesic for pain management accepted for review in September 2023

●	A generic anticoagulant which was filed with the FDA in May 2026 and for which the Company is awaiting the FDA’s acceptance for review.

Approved Products Not Yet Commercialized

Doxycycline Hyclate Tablets

The Company received approval in April 2022 from the FDA of an ANDA for a generic version of an antibiotic product, Doxycycline Hyclate Tablets. The product is jointly owned by Elite and Praxgen Pharmaceuticals LLC, formerly SunGen Pharma LLC, (“Praxgen”).

Ropinirole ER

The Company received approval in November 2025 for a generic version of Requip XL® (Ropinirole Extended-Release Tablets USP) (“Ropinirol Tablets”). Ropinirole belongs to a class of drugs known as a non-ergoline dopamine used to treat symptoms of Parkinson’s disease.

There can be no assurances in relation to any of the above approved products not yet commercialized, that there will be future revenues of profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investments made to secure these marketing authorizations.

Discontinued and Transferred Products

As part of standard operating practices, the Company, from time to time, as relevant, conducts evaluations of all ANDAs owned, consisting, without limitation, of ANDAs acquired or approved prior to the fiscal year ended March 31, 2026 (“Fiscal 2026”) and ANDAs acquired or approved during the Fiscal 2026. Such evaluations include, without limitation, costs and benefits relating to each ANDA owned, with such costs including those fees required under the FDA’s Generic Drug User Fee Amendment which is significantly influenced by the number of ANDAs owned, and other costs and benefits taking into consideration various specific market factors for each ANDA. Those ANDAs with a cost/benefit profile not consistent with management criteria for continuation are identified for disposition and effort is made to determine the optimal course of action to achieve disposition of the ANDA.

During the year ended March 31, 2026, the Company moved ANDAs for Phentermine 15mg and Phentermine 30mg onto the discontinued list as it does not intend to engage in commercial operations with these products at this time. Elite continues to sell Phentermine 15mg and Phentermine 30mg, however, with a different ANDA that remains active.

Licensing, Manufacturing and Development Agreements

Precision Dose License Agreement

On September 10, 2010, the Company executed the Precision Dose License Agreement to market and distribute Phentermine 37.5mg, Phentermine 15mg, Phentermine 30mg, Hydromorphone 8mg, Naltrexone 50mg, and certain additional products that require approval from the FDA, through its wholly-owned subsidiary, TAGI, in the United States, Puerto Rico and Canada. Phentermine 37.5mg was launched in April 2011. Hydromorphone 8mg was launched in March 2012. Phentermine 15mg and Phentermine 30mg were launched in April 2013. Naltrexone 50mg was launched in September 2013. Precision Dose had the exclusive right to market these products in the United States and Puerto Rico and a non-exclusive right to market the products in Canada.

Pursuant to the Precision Dose License Agreement, Elite received a license fee and milestone payments. The license fee was computed as a percentage of the gross profit, as defined in the Precision Dose License Agreement, earned by Precision Dose as a result of sales of the products. The license fee was payable monthly for the term of the Precision Dose License Agreement. The milestone payments consisted of payments due upon execution of the Precision Dose License Agreement and upon FDA approval and initial shipments of products to Precision Dose.

The Precision Dose License Agreement had an initial term of 15 years and expired in accordance with its terms, on September 10, 2025.

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

Dexcel Agreement for Israel

On December 6, 2021, the Company entered into the Dexcel Agreement for Amphetamine IR 10mg, Amphetamine IR 20mg and Amphetamine IR 30mg. Pursuant to the Dexcel Agreement, Elite manufactures and packages the product under Dexcel’s label. Dexcel provides sales, marketing and distribution. Dexcel pays an agreed upon transfer price for the product and shares any profits when the net selling price exceeds a floor price, as defined in the Dexcel Agreement. The first shipment of product under this agreement was made in July 2025.

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

The Company owns the following patents (as of March 31, 2026):

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

During the year ended March 31, 2026, a patent related to the Company’s abuse deterrent opioid technology expired before marketing authorization was obtained from the FDA, and therefore all capitalized costs related to the application of this patent were impaired in full during the year ended March 31, 2026. Refer to Note 4 of our consolidated financial statements for additional information.

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

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that third-party payors, including government payors, will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products or additional pricing pressures. On May 12, 2025, President Trump issued an executive order implementing the concept of most-favored nation (“MFN”) pricing. Under this order, the Department of Health and Human Services would direct federal health insurers to pay no more than the lowest price paid by other high-income countries for medications covered by such insurers, including Medicare and Medicaid. Under the order, MFN pricing will apply only to brand products without generic or biosimilar competition. The effect of this order on our business and the pharmaceutical industry in general is not yet known.

As an alternative to the Affordable Care Act, President Trump announced the Great Healthcare Plan in January 2026. As presented, the plan is intended to lower drug prices by increasing competition and benchmarking U.S. drug prices to other countries, reduce insurance premiums by redirecting subsidies from insurers to individuals, increase accountability and transparency from insurers, and promote consumer choice by giving individuals more direct control over how healthcare dollars are spent. Legislative and regulatory action will be required to fully implement the plan. It is unclear how these proposed changes will impact our business and the pharmaceutical industry in general.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing. Additional reform measures may be adopted in the future

Compliance with Environmental Laws

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

Competition

The Company has competition with respect to our principal areas of operation. We develop, manufacture and distribute generic products. Elite’s product lines consist of solid oral dose products, both immediate-release and controlled-release, which are marketed under the Elite Labs label, as well as pursuant to licenses granted to third-party pharmaceutical marketing and distribution organizations. The principal competitive factors in the generic pharmaceutical market include: (i) introduction of other generic drug manufacturers’ products in direct competition with our products under development, (ii) introduction of authorized generic products in direct competition with any of our products under development, particularly if such products are approved and sold during exclusivity periods, (iii) consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups, (iv) ability of generic competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits, (v) the willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, (vi) pricing pressures and product deletions by competitors, (vii) a company’s reputation as a manufacturer and distributor of quality products, (viii) a company’s level of service (including maintaining sufficient inventory levels for timely deliveries), (ix) product appearance and labelling and (x) a company’s breadth of product offerings.

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

Our Reporting Segments

We had previously determined that we operated in two segments, which were (i) products whose marketing approvals were secured via an ANDA and (ii) products whose marketing approvals were secured via an NDA. ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. During the year ended March 31, 2026, we determined that NDA was no longer a segment as the Company has paused further development of NDAs and has not engaged in business activities for several years and does not intend to engage in business activities related to the development of NDAs for the foreseeable future. Therefore, as of March 31, 2026, the Company has determined that it operates in a single operating and reportable segment, which is ANDA. For the years ended March 31, 2026 and 2025, revenue from our ANDA segment was $148.9 million and $84.0 million, respectively.

Segment information is consistent with the financial information regularly reviewed by our chief operating decision maker, who we have determined to be the Chief Executive Officer, for the purpose of making decisions about allocating resources and assessing performance of the Company. There are currently no intersegment revenues. Asset information by operating segment is not presented below since the CODM does not review this information by segment.

Employees

As of June 25, 2026, we had 65 full-time employees. Full-time employees are engaged in operations, administration, research, and development. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain, and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

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

Business Related Risks

●	The pharmaceutical industry is highly competitive.

●	Natural disasters and associated supply chain effects.

●	Interruptions in operations at our sole facility could have a material adverse effect on our business.

●	We may sell, withdraw or discontinue manufacture of certain products.

●	We may fail to successfully identify, develop, and commercialize new products.

●	Introduction of generic equivalents of our products by competitors.

●	Our operations could be disrupted by failure of our information systems or cyber-attacks.

●	Artificial intelligence (“AI”) based platforms may present new risks and challenges to our business.

●	Delays in product development may result in failure to achieve adequate return on investment.

●	Our business is dependent on market acceptance of our products and social and political pressures, including public concern over the abuse of certain products, including opioids may adversely affect our business.

●	Unstable economic conditions may adversely affect our business.

●	We depend on qualified scientific and technical personnel and our ability to attract and retained such.

●	Unsuccessful collaboration or licensing arrangements could limit revenues and product development.

●	Substantial portion of revenues is derived from a limited number of products.

●	We depend to a large extent on third-party suppliers and distributors for the raw materials for our products.

●	Risks related to incorrect or inadequate provision for price adjustments and sales allowances

Financial and Liquidity Related Risks

●	We have identified material weaknesses in our internal controls over financial reporting

●	While we currently qualify as a smaller reporting company under SEC regulations, we cannot be certain, if we take advantage of the reduced disclosure requirements applicable to these companies, that we will not make our stock less attractive to investors. Once we lose smaller reporting company status, the costs and demands placed upon our management are expected to increase.

●	Our operating results could fluctuate significantly.

●	Our ability to fund operations is uncertain and we may require additional financing to meet objectives.

●	There is a risk of impairment of significant intangible assets on our balance sheet.

●	GAAP requires estimates, judgments and assumptions which inherently contain uncertainties.

Legal and Regulatory Risks

●	The pharmaceutical industry is heavily regulated, which creates uncertainty and substantial compliance costs.

●	Disruptions at the FDA, the DEA, the SEC, and other government agencies could negatively impact our business.

●	Our business may be adversely affected by legislation or healthcare regulatory reform and initiatives.

●	Use of generics may be limited through legislative, regulatory or efforts of pharmaceutical companies.

●	Our revenues and profits from generic products may decline as a result of changes in regulatory policy.

●	New tariffs and evolving trade policy between the US and other countries may adversely affect our business.

●	The DEA could limit the availability of active ingredients used in many of our products.

●	We received a CRL from the FDA indicating that the SequestOx™ NDA is not ready for approval.

●	Regulatory factors may cause us to be unable to manufacture products or face interruptions in our manufacturing process.

●	Agreements between branded pharmaceutical companies and generic pharmaceutical companies are facing increased government scrutiny in the United States and internationally.

●	Complex reporting and payment obligations under the Medicaid rebate and other governmental programs.

●	Investigations and litigation concerning the calculation of average wholesale prices may adversely affect our business

Litigation and Liability Related Risks

●	We may not be able to obtain or maintain adequate insurance coverages.

●	Litigation, product liability claims, product recalls, government investigations and other significant legal proceedings are common in the pharmaceutical industry.

●	We are subject to various fraud and abuse laws which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.

●	Our products contain controlled substances which may subject us to increased litigation risk and regulation.

●	Mandatory REMS programs could increase the cost, burden, and liability associated with the commercialization of certain products.

●	Illegal distribution and third-party sale of counterfeit versions of our products could have a detrimental effect on our reputation and business.

●	Competitors or other third parties may allege that we are infringing upon their intellectual property.

Intellectual Property Related Risks

●	Our ability to protect intellectual property rights and successfully defend third-party allegations of intellectual property infringement is vital to our business and uncertain.

Risks Related to our Common Shares

●	Dilution from issuance of shares pursuant to the exercise of warrants and options or the perception that dilution may occur could cause the price per share of common stock to fall.

●	Our common stock is a penny stock, quoted on the OTC bulletin board, with rules in place that could limit trading and liquidity of our shares, increased transaction costs that could adversely affect our price per share.

●	Shareholder activism could negatively affect us.

●	Our stock price has been volatile.

●	Capital raises through sales of securities may cause substantial dilution to existing shareholders.

●	Issuance of shares of common or preferred stock could make achieving a change of control more difficult.

●	We have no plans to pay regular dividends or conduct ordinary share purchases.

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

In addition, outbreaks of contagious diseases and other adverse public health developments affecting us and/or the third parties on which we rely could have a material and adverse effect on our business, financial condition and results of operations. For example, the COVID-19 pandemic, which impacted the operation of healthcare systems, global travel, supply and labor markets and other business and economic activity worldwide, had a disruptive and adverse impact on our financial condition and results of operations and on those of many of the third parties on which we rely.

Although the acute COVID-19 public health emergency has lapsed, we will continue to monitor its long-term impacts, including impacts on market practices and on the labor market, and adjust our policies and practices as needed to mitigate any adverse impacts to our business operations and financial condition. We will also work with our internal teams and the third-parties on which we rely to assess, and seek to mitigate, the potential impacts on our business operations and financial condition of any future outbreaks of contagious diseases or other adverse public health developments that may emerge from time to time.

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

Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry. As the patent(s) for a brand name product or any statutory period of marketing exclusivity expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product is often able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for their own generic versions, that market share, and the price of that product, will typically decline depending on several factors, including, without limitation, the number of competitors, the price of the branded product and the pricing strategy of the new competitors. Significant competition in the generic pharmaceutical marketplace is not uncommon with one result of such being significant decline in revenue and gross margins. There can be no assurances of our ability to continue to develop new products or that the number of competitors for any given product will not increase to such an extent that we may stop marketing a generic drug product for which we previously obtained approval, resulting in a material adverse effect on our business, financial condition, results of operations, cash flow, ability to operate and stock price.

Our operations could be disrupted by failure of our information systems or cyber-attacks.

Significant disruptions to our IT systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit what we consider to be large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. Additionally, our IT systems are critical to our ability to store electronic and financial information and to manage a variety of business processes and activities, including, without limitation, manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our IT infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use IT networks and systems to comply with regulatory, legal and tax requirements. We have outsourced significant elements of our IT infrastructure. As a result, we manage independent vendor relationships with third-parties who are responsible for maintaining significant elements of our IT systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our IT systems, and those of our third-party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors. These systems are also vulnerable to attacks by malicious third-parties, such as phishing or ransomware attacks, and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties, including, without limitation, as a result of extreme weather events, such as fires, floods, hurricanes or tornadoes or as the result of the use of AI or other new technologies.

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

Public concern over the abuse of opioid medications, including increased legal and regulatory action, could also negatively affect our business. Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. State and local governmental agencies may investigate us as a manufacturer and/or distributor of medicines containing opioids or in conjunction with their investigation of other pharmaceutical wholesale distributors, and others in the supply chain that have a direct or indirect connection to our operations in relation to the distribution of opioid medications. In addition, multiple lawsuits have been filed against other pharmaceutical manufacturers and distributors alleging, among other claims, that they failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental entities have indicated an intent to sue these other manufacturers and distributors. While no such actions have been taken against us, the immediate effect on the Company has been an inability to commercialize and market three opioid products approved during fiscal years prior to the year ended March 31, 2021 and a cessation of orders for another two other opioid products that had been marketed by our marketing partners. During the year ended March 31, 2020, we disposed of four approved ANDAs for opioid products. We currently hold four approved ANDAs for opioid products. Further, defense against any such opioid related lawsuits could be cost-prohibitive resulting in an adverse material effect on our business, financial condition, results of operations, cash flows and stock price. Similar allegations made against us, even without litigation, could also negatively affect our business in various ways, including through increased costs and harm to our reputation. In addition, an adverse resolution of any lawsuit or investigation could also have a material adverse effect on our business, results of operations, cash flows and stock price.

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

We expect that we will continue to derive a substantial portion of our revenue from sales of a limited number of products. For the year ended March 31, 2026, our significant product families (defined as the top four products based on active pharmaceutical ingredient) accounted for in excess of 75% of allocated revenues (defined as gross revenues less chargebacks and government rebates processed). The sale of our products may be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions, such as changes in quota, related to our products or to competing products, which could result in a material adverse on our business, financial condition, results of operations, cash flow, ability to operate and stock price.

We also expect that we will continue to derive a substantial portion of our revenue from sales to a limited number of customers. For the year ended March 31, 2026, our six largest customers accounted for in excess of 75% of revenues. The loss of any one or more of these customers, without replacement by a customer of similar significance, or the substantial reduction in orders from any one or more of these customers, without replacement of orders of a similar magnitude from other customers, could result in a material adverse effect on our business, financial condition, results of operations, cash flow, ability to operate and stock price.

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

The SEC’s rules exempt smaller reporting companies, like us, from various reporting requirements applicable to public companies that are not smaller reporting companies. As long as we qualify as a smaller reporting company based on our public float and report less than $100 million in annual revenues in a fiscal year, we are permitted, and we intend, to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act. This Annual Report on Form 10-K reports annual revenues for the fiscal year ended March 31, 2026 in excess of $100 million. We therefore expect to no longer qualify for smaller reporting company status in the near future.

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

In addition, we have been in operation since 1990, and were not profitable until the fiscal year ended March 31, 2021. In certain years prior to the fiscal year ended March 31, 2021, the auditor’s opinion on our financial statements was qualified with respect to there being substantial doubt as to the Company’s ability to continue as a going concern due to continued losses not being sufficiently offset by operating revenues. There can be no assurances of our ability to sustain current profitability and a failure to generate sufficient revenues to offset related costs of operations will have a material adverse effect on our business, results of operations, financial condition, cash flow and ability to operate.

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

Our ability to fund and grow operations is uncertain and we may require additional financing to meet objectives.

Our ability to fund current operations, maintain liquidity and execute growth plans is reliant on resources generated from our operations, which are subject to significant risks and uncertainties. We rely mainly on cash generated by operations and have also in the past accessed financial markets and equipment financings, to fund our commercial, product development and other operations, maintain liquidity and meet our financial obligations.

As of March 31, 2026, we had cash on hand of approximately $30 million and a working capital of approximately $95 million, and for the year ended March 31, 2026, we generated income from operations totaling approximately $49 million, net other income totaling approximately $8 million and a net tax expense of approximately $12 million, resulting in a net income of approximatley $45 million. There can be no assurances of the continuation of revenues being earned from the current generic product line, nor Elite’s successful commercialization of other products in our development pipeline. In addition, there can be no assurances of Elite being able to raise additional funds in a timely manner, on acceptable terms, if needed to support commercial operations, implement necessary facility upgrades or finance the execution of strategic growth initiatives, resulting in a material detrimental effect on Elite’s operations and profits as well as having a material adverse effect on our business, results of operations, financial condition, and cash flow.

Our operations are also subject to many significant risks and uncertainties, as described, without limitation, in this “Risk Factors” section, including, without limitation, competition in the markets in which we operate, litigation risks, government investigations, including those related to our sale, marketing and/or distribution of prescription opioid medications in prior periods, and others. Any negative development or outcome in connection with any or all of these risks and uncertainties could result in significant consequences, including, without limitation, one or more of the following:

●	The dedication of a substantial portion of our cash flows from operations to the payment of legal or related expenses, resulting in these same funds being unavailable for other purposes, including, without limitation, debt service, operations, capital expenditures, product development and future business opportunities;

●	A limitation in our ability to adjust to changing market conditions, causing us to be more vulnerable to periods of negative or impaired growth in the general economy or in our business, resulting in the Company being put at a competitive disadvantage as a result of a decreased or unavailable ability to engage in capital spending and take all other actions that would otherwise be required to ensure growth and competitiveness;

●	A limitation in our ability to attract and retain key personnel;

●	A decrement in our debt service and compliance obligations related to certain of our outstanding debt obligations, exposing us to events of default and reduced credit ratings, which in turn lead to increased capital costs and potential unavailability of capital and

●	An overall inability to fund our operations and liquidity needs.

The occurrence or possibility of one or more of these or similar events may cause us to pursue one or more significant corporate transactions as well as other remedial measures, including refinancing all or part of our then-existing indebtedness, selling assets, reducing, delaying or eliminating capital expenditures, seeking to raise additional capital or pursuing internal reorganizations, restructuring activities, strategic alliances, or cost-saving initiatives. Any refinancing of indebtedness could be at significantly higher interest rates, which will depend on both the conditions of the market as well as the Company’s finances at such time, and may also require our compliance with covenants that could be more onerous than current, which in turn could result in the further restriction of our business operations. Any refinancing may also increase the amount of our secured indebtedness. In addition, the terms of existing or future debt agreements may restrict us from adopting any of the alternatives. Internal reorganizations, restructuring activities, asset sales and cost saving initiatives may also be complex and could entail significant costs and charges or could otherwise negatively impact shareholder value. There can also be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all, or that even if accomplished, that the intended results and benefits would be realized.

There is a risk of impairment of significant intangible assets on our balance sheet.

We have significant intangible assets on our balance sheet. Consequently, potential impairment of intangible assets may have an adverse material effect on our profitability.

Intangible assets represent a material asset on our balance sheet. As of March 31, 2026, intangible assets were approximately $4.8 million.

Generally accepted accounting principles in the United States (“GAAP”) requires that intangible assets be subject to regular impairment analysis to determine if changes in circumstances indicate that the value of the asset as recorded may not be recoverable. Such events or changes in circumstances are an inherent risk in the pharmaceutical industry and often cannot be predicted. However, should a change in circumstance occur, requiring the impairment of an intangible asset, the result of such an impairment may have an adverse material effect on our business, financial condition, results of operations, cash flows and stock price. During the year ended March 31, 2026, we recorded impairment of approximately $1 million related to our ANDA and patent intangible assets.

GAAP requires estimates, judgments and assumptions which inherently contain uncertainties.

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

Disruptions at the FDA, the DEA, the SEC and other government agencies could negatively impact our business.

Disruptions at, without limitation, the FDA, the DEA, and other regulatory agencies, including due to changes in government or significant changes in leadership or personnel, could increase the time required for new products to be reviewed and approved, or otherwise cause delays to the regulatory approval or post-approval processes for our products, which could adversely affect our business. The ability of the FDA, the DEA or other regulatory agencies to review and approve new products or manage post-approval requirements for marketed products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, political and policy changes. Average review times for product submissions have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable.

For example, over the last several years, the U.S. government has shut down several times, including the fall of 2025, and certain regulatory agencies, such as the FDA, the DEA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if other global, political or economic conditions impact the regulatory agencies with which we interact, it could significantly impact the ability of the FDA, the DEA, the SEC and other agencies to timely review and process our submissions, which could have a material and adverse effect on our business, results of operations and financial condition.

Our business may be adversely affected by legislation or healthcare regulatory reform and initiatives.

There have been, and there will continue to be, legislative, regulatory and third-party payor proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the IRA and the Patient Protection and Affordable Care Act enacted in 2010 (“ACA”), intended to curb rising healthcare costs. These cost-containment measures may include, among other measures: requirements for pharmaceutical companies to negotiate prescription drug prices with government healthcare programs; controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs, including if drug prices increase at a higher rate than inflation; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions.

For example, the ACA includes numerous provisions that affect pharmaceutical companies, including provisions intended to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The ACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The ACA also requires increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. The ACA also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to certain U.S. healthcare providers (including, but not limited to, physicians, physician assistants, nurse practitioners, dentists, optometrists, podiatrists, chiropractors and other healthcare providers) and teaching hospitals and to report this data to the CMS annually for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties.

In addition, the IRA contains provisions intended to lower beneficiary drug spending. The IRA enables Medicare to negotiate prescription drug prices with manufacturers of certain high-cost drugs for the first time. A separate provision requires drug manufacturers to pay rebates to Medicare if their drug prices increase at a higher rate than the rate of inflation (the so-called inflation rebate provision). Additionally, beginning in 2024, the IRA eliminated the 5% coinsurance for catastrophic coverage under Medicare Part D; and in 2025, the IRA capped the beneficiary annual out-of-pocket expenditure and required new mandatory manufacturer discounts. Since its enactment, CMS has taken steps to implement various provisions of the IRA, including negotiating and publishing maximum fair prices for drugs selected under the IRA’s negotiation framework. The ultimate impact of the IRA’s drug pricing provisions on the pharmaceutical industry, including on pricing, reimbursement, and market dynamics, remains uncertain.

Legislative and regulatory efforts to implement drug pricing reforms, including MFN models, can adversely affect our business, if implemented. These reforms create uncertainty for our business, and they remain subject to change through potential legal challenges or subsequent rulemaking or sub-regulatory guidance. While we are unable to predict whether any pending or future reforms may be adopted, if such reforms are adopted they could lower our pricing, which would have a material negative impact on our competitive position in the market, our sales levels and our profitability.

In addition, while we are not currently engaged in clinical trials at this time, if that changes and we are unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a Diversity Action Plan (“DAP”) for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. In January 2025, in response to an Executive Order issued by the President of the United States on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development.

Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our products and any future product candidates, if approved. The implementation of any price controls, caps on prescription drugs or price transparency requirements, whether at the federal level or state level, could have a material adverse effect on our business, ability to operate as a going concern, financial condition, results of operations and cash flow.

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

On May 12, 2025, President Trump issued an executive order implementing the concept of MFN pricing. Under this order, the Department of Health and Human Services would direct federal health insurers to pay no more than the lowest price paid by other high-income countries for medications covered by such insurers, including Medicare and Medicaid. Under the order, MFN pricing will apply only to brand products without generic or biosimilar competition. The effect of this order on our business and the generic pharmaceutical industry in general is not yet known.

New tariffs, evolving trade policy, and geopolitical factors and military conflicts between the US and other countries may adversely affect our business.

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

Further, recent global events may adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. Military conflicts and wars (such as the ongoing conflicts between the US and Iran, Russia and Ukraine, and Israel and Hamas), terrorist attacks, other geopolitical events, high inflation, increasing interest rates, bank failures and associated financial instability and crises, and supply chain and logistics issues can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.

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

We participate in, without limitation, the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs’ FSS pricing program and other governmental purchasing and rebate programs and have obligations to report the average sales price for certain of our drugs.

Pricing and rebate calculations vary across products and programs, are complex and are often subject to interpretations by us, governmental or regulatory agencies and the courts, which can change and evolve over time. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are generally obligated to resubmit the corrected data for up to three years after those data were originally due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program and could result in an adjustment to our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program and give rise to an obligation to refund entities participating in the 340B program for overcharges during past quarters by a price recalculation.

Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.

Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental programs could negatively impact our financial results. CMS issued a final regulation, which became effective in April 2016, to implement the changes to the Medicaid Drug Rebate Program under the Affordable Care Act. Since that time, CMS has issued multiple proposed and final rules that change the Medicaid Drug Rebate Program. Regulatory and legislative changes, and judicial rulings relating to the Medicaid Drug Rebate Program and related policies have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation.

Health Resources and Service Administration (“HRSA”) issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective in January 2019.

Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated this regulation or other requirements of the program could negatively impact our financial results. Moreover, HRSA has established an administrative dispute resolution (“ADR”) process, which is governed by a final regulation effective June 2024, for claims by covered entities that a manufacturer engaged in overcharging, including claims that a manufacturer limited the ability of a covered entity to purchase the manufacturer’s drugs at the 340B ceiling price, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could potentially subject us to discovery by covered entities and other onerous procedural requirements and could result in additional liability. HRSA could also decide to terminate a manufacturer’s agreement to participate in the 340B program for a violation of that agreement or other good cause shown, in which case the manufacturer’s covered outpatient drugs may no longer be eligible for federal payment under the Medicaid or Medicare Part B program.

Further, legislation may be introduced that, if passed, would, among other things, further expand the 340B program to include additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting, and any additional future changes to the definition of average manufacturer price or the Medicaid rebate amount could affect our 340B ceiling price calculations and negatively impact our results of operations. Additionally, we have implemented a policy governing the eligibility of covered entities to purchase our products at the 340B price for shipment to a contract pharmacy. We implemented this policy out of concern that contract pharmacy arrangements are diverting the benefits of the 340B program from patients to contract pharmacies and contributing to the pervasive lack of transparency within the 340B program, rendering it difficult to identify inappropriate duplicate discounts and product diversion. Certain pharmaceutical manufacturers and the industry group, Pharmaceutical Research and Manufacturers of America (“PhRMA”) are involved in ongoing litigation with the HRSA regarding manufacturer initiatives that restrict covered entities’ ability to purchase products at the 340B program price for shipment through an unlimited number of contract pharmacies. Additionally, several states have enacted, and many other states are considering, laws that prohibit manufacturer restrictions on contract pharmacies. Certain pharmaceutical manufacturers and PhRMA have initiated litigation challenging these state laws. The outcome of pending judicial proceedings and the potential impact on the way in which manufacturers extend discounts to covered entities through contract pharmacies remain uncertain and negative legal rulings, or the passage of legislation in respect of this topic, may materially adversely impact our results of operations.

We have obligations to report the average sales price for certain of our drugs to the Medicare program. In addition, we are required to report the best price for our drugs, as defined under the Medicaid Drug Rebate Program, to CMS. Statutory or regulatory changes or changes in CMS guidance could affect the average sales price or best price calculations for our products and the resulting Medicare payment rate or rebates we owe to state Medicaid programs. Such changes could negatively impact our results of operations.

Pursuant to applicable law, knowing provision of false information in connection with price reporting under the U.S. Department of Veterans Affairs, FSS or Tricare programs can subject a manufacturer to civil monetary penalties. These program obligations also contain extensive disclosure and certification requirements. If we overcharge the government in connection with our arrangements with FSS or Tricare, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The cost of insurance, including directors and officers insurance, workers compensation, product liability for products containing opioids and products not containing opioids, truck and general liability insurance have increased significantly in recent years and may continue to increase in the future. We have increased deductibles and/or decreased coverages to mitigate some of these costs. These insurance premium increases, as well as our increased risk due to reduced coverage and increased deductibles could have an adverse material effect on our business, financial condition, results of operations, cash flows and stock price.

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

We currently hold two patents and we may intend to file further patent applications in the future. We cannot be certain that any further patent applications will result in the issuance of patents. If patents are issued, third parties may sue us to challenge our patent protection, and although we know of no reason why they should prevail, it is possible that they could. In addition to modification or revocation of patents in legal proceedings, issued patents may later be modified or revoked by the U.S. Patent and Trademark Office or by analogous foreign offices. It is likewise possible that our patent rights may not prevent or limit our present and future competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

Risks Related to our Common Shares

Dilution from issuance of shares upon exercise of warrants and options or the perception that dilution may occur could cause the price per share of common stock to fall.

As of March 31, 2026, there were outstanding warrants to purchase an aggregate of approximately 79.0 million shares of Common Stock at a cash exercise price of $0.1521 per share and vested options to purchase an aggregate of approximately 5 million shares at a weighted average cash exercise price of $0.06. Additional shares of Common Stock may be issuable as a result of anti-dilution provisions in the outstanding warrants. We may also issue shares from time to time to our directors, officers, employees, and consultants.

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

Our stock price has been volatile.

The market price for the publicly traded stock of pharmaceutical companies is generally characterized by high volatility. There has been significant volatility in the market prices for our Common Stock. For the year ended March 31, 2026, the closing sale price on the OTCQB of our Common Stock fluctuated from a high of $0.77 per share to a low of $0.32 per share. The price per share of our Common Stock may not exceed or even remain at current levels in the future. The market price of our Common Stock may be affected by a number of factors, including, without limitation:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management & Strategy

Elite maintains a cyber risk management program designed to identify, assess, manage, mitigate and respond to cybersecurity threats. This program addresses cybersecurity risks to corporate information technology, or IT, environment including systems, hardware, software, data, people and processes.

The underlying processes and controls of Elite’s cyber risk management program incorporate recognized best practices and standards for cybersecurity and information technology, including principles of the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework 2.0 (“CSF”), and processes and controls supporting data protection requirements under applicable law. NIST CSF offers a thorough set of guidelines and best practices to help establish a strong cybersecurity posture. Aligning our cybersecurity processes and controls to NIST CSF enables us to systemically identify, assess, and manage cybersecurity risks most relevant and impactful to our business operations. It is important to note that using the NIST CSF as a guide does not imply our cybersecurity program meets any specific technical standards or requirements.

Elite engages a third-party specialist to perform an annual assessment of its cybersecurity risk management program against the NIST CSF. The annual risk assessment identifies, quantifies, and categorizes material cyber risks. Elite, in conjunction with its third-party cyber risk management specialists, develops a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process. In evaluating the risks identified through the annual cybersecurity risk assessment process, our cybersecurity specialists and partners, including but not limited to Managed Service Providers, assist Elite to assess and prioritize the likelihood, severity, and impact of relevant risks, including the impact on employees, stakeholders, and vendors.

In addition, Elite maintains governance processes and controls designed to protect Elite’s IT assets, data, and services from threats and vulnerabilities. Elite employs key practices within the cybersecurity risk management program including maintaining restricted access to privileged accounts, intrusion prevention systems/detection systems including maintenance of protection systems such as firewalls, network and data traffic monitoring, and critical data backups to mitigate cybersecurity risk.

Elite’s cybersecurity partners, including consultants and other third-party service providers, are a key part of Elite’s cybersecurity risk management strategy and infrastructure. Elite partners with industry-recognized cybersecurity providers leveraging third-party technology and expertise and engages with these partners to monitor and maintain the performance and effectiveness of IT assets, data, and services that are deployed in company data and technology environment. The cybersecurity partners provide services necessary to maintain Elite’s IT infrastructure and execute the current cybersecurity strategy, including continuous improvement and remediation efforts.

Elite monitors service level agreements and third-party contracts as part of our efforts to monitor third-party risks associated with reliance on vendors, critical service providers, and other third-parties that may lead to service disruption or an adverse cybersecurity incident.

Our cybersecurity risk management program includes an incident response plan that includes relevant and critical members of management and third-party service providers alike. This team is responsible for assessing and managing cybersecurity incident response processes, response times, and communication plans in the event corrective actions and mitigation procedures are required to isolate and eradicate an incident.

Governance & Oversight

Elite’s management team, with assistance from cybersecurity service providers, is responsible for oversight and administration of Elite’s cyber risk management program, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Elite’s management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes directly or via the use of strategic third-party partners. Elite’s management team also relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by Elite for strategic cyber risk management, advisory and decision making.

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

Elite faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. Elite acknowledges that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. However, as of the date of this Annual Report on Form 10-K, Elite is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect Elite’s business strategy, financial condition, results of operations, or cash flows. Elite proactively seeks to detect and investigate unauthorized attempts and attacks against IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to Elite’s service delivery; however, potential vulnerabilities to known or unknown threats will still remain. Further, there are continuous regulatory considerations regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject Elite to additional liability and reputational harm. In response to such risks, Elite has implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

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

ITEM 3. LEGAL PROCEEDINGS

On August 17, 2023, Elite filed a Paragraph IV certification with its ANDA to generic Oxycontin and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. The parties agreed to a stipulated dismissal of the case and the judge signed the order dismissing the case on June 12, 2026.

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

Holders

As of June 25, 2026, there were approximately 105 holders of record of our Common Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding Elite’s equity compensation plans as of March 31, 2026:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price per share of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	6,906,666	$0.07	—
Equity compensation plans not approved by security holders (2)	—	—	80,000,000
Total	6,906,666	—	80,000,000

(1)	Represents securities reserved and granted under the 2014 Equity Incentive Plan

(2)	Represents securities reserved and available for grant under the 2024 Equity Incentive Plan

2014 Equity Incentive Plan

Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by the Board on March 17, 2014, to attract, motivate and retain officers, employees, consultants, and directors by issuing common stock-based incentives to directors, officers, employees, and consultants who are selected for participation. By linking incentive compensation to increases in shareholder value, it is hoped that these individuals will both continue in the long-term service of the Company and be motivated to experience a heightened interest and participate in the future success of Company operations. An aggregate of 15,730,000 shares of Common Stock were initially reserved for grant and issuance pursuant to the 2014 Plan. The 2014 Plan is administered and interpreted by our Compensation Committee (the “Administrator”). Awards under the 2014 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“NSOs”); (iii) stock appreciation rights, which may be granted in tandem with options or on a stand-alone basis; (iv) shares of restricted stock; (v) shares of unrestricted stock; (vi) performance shares, and (vii) performance units.

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

The 2014 Plan expired on March 17, 2024.

2024 Equity Incentive Plan

Our 2024 Equity Incentive Plan (the “2024 Plan”) was adopted by the Board on March 27, 2024, to enhance the Company’s and its Affiliates’ ability to attract and retain highly qualified employees, officers, Non-Employee Directors, and Consultants, and to motivate such employees, officers, Non-Employee Directors, and Consultants to serve the Company and its Affiliates and to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. To this end, the 2024 Plan provides for the grant of Options, Stock Appreciation Rights (“SAR”), Restricted Stock, Restricted Stock Units, and Other Stock-based Awards. Any of these Awards may, but need not, be made as performance incentives to reward attainment of performance goals in accordance with the terms hereof. Options may only be granted as NSOs and will not qualify as ISOs. Upon becoming effective, the Plan replaced, and no further awards shall be made under, the 2014 Plan.

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

Results of Operations:

For the Years Ended March 31, 2026 and 2025

Revenue, Cost of manufacturing and Gross profit:

	For the Years Ended March 31,		Change
	2026	2025	Dollars	Percentage
Manufacturing fees	$147,810,122	$81,986,079	$65,824,043	80%
Licensing fees	1,059,997	2,057,850	(997,853)	(48)%
Total revenue	148,870,119	84,043,929	64,826,190	77%
Cost of manufacturing	73,845,784	43,957,274	29,888,510	68%
Gross profit	$75,024,335	$40,086,655	$34,937,680	87%

Gross profit - percentage	50%	48%

Total revenues for the year ended March 31, 2026 increased by $64.8 million or 77%, to $148.9 million, as compared to $84.0 million, for the comparable period of the prior year. This increase is primarily due to revenue from sales of Oxy APAP tablets launched during the current fiscal year, Naltrexone Tablets and Phentermine Tablets which the Company began selling exclusively under the Elite Labs label during the last half of the current fiscal year and with full year contributions of the four products launched during the prior fiscal year, most notable Lisdex capsules, which was launched during the last quarter of the prior fiscal year and increased sales from the existing Elite Label product line, as compared to the comparable period of the prior year.

Manufacturing fees revenue increased by $65.8 million, or 80%, as compared to the comparable period of the prior year. This increase is primarily due to revenue contributions from three products launched during the current fiscal year, combined with the full year contributions from four products launched during the during the middle and end of the prior fiscal year and increased sales from the existing Elite Label product line, as compared to the comparable period of the prior year.

Licensing fees revenue decreased by $1.0 million, or 48% as compared to the comparable period of the prior year. This decrease is primarily due to the Company’s transitioning away from licensing product to third parties to marketing of the Elite label, which does not result in revenues earned from licensing fees.

Cost of manufacturing consists of manufacturing and assembly costs. Our cost of manufacturing increased by $29.9 million or 68%, to $73.8 million as compared to $44.0 million for the comparable period of the prior year. This increase was due to the cost of manufacturing having a strong positive correlation with manufacturing fees, combined with an increased volume of products sold during the year ended March 31, 2026, as compared to the prior fiscal year, as noted above.

Our gross profit margin was 50% during the year ended March 31, 2026 as compared to 48% during the prior fiscal year. The increase is due to product mix in the current fiscal year including greater proportion of higher margin products.

Operating expenses:

	For the Years Ended March 31,		Change
	2026	2025	Dollars	Percentage
Operating expenses:
Research and development	$5,742,955	$7,964,837	$(2,221,882)	(28)%
General and administrative	17,596,803	9,001,930	8,594,873	95%
Non-cash compensation	176,507	227,565	(51,058)	(22)%
Impairment of intangible assets	847,012	1,603,426	(756,414)	(47)%
Depreciation and amortization	1,547,874	1,688,429	(140,555)	(8)%
Total operating expenses	$25,911,151	$20,486,187	$5,424,964	26%

Operating expenses for the year ended March 31, 2026 increased by $5.4 million, or 26%, to $25.9 million as compared to $20.5 million for the prior fiscal year, largely due to increases in general and administrative expenses of $8.6 million, offset by decreases in research and development of $2.2 million, non-cash compensation of $0.1 million, depreciation and amortization of $0.1 million and impairment of intangible asset expense of $0.8 million.

Research and development costs during the year ended March 31, 2026 were $5.7 million, a decrease of $2.2 million, or 28%, from approximately $8.0 million of such costs for the prior year. The decrease was a result of greater proportion of laboratory and regulatory resources being allocated to supporting increasing commercial operations as well as the timing and nature of product development activities, which consist primarily of material consumption, internal and external lab costs, human resource costs and analytical studies, during the year ended March 31, 2026 as compared to the prior fiscal year.

General and administrative expenses during the year ended March 31, 2026 were $17.6 million as compared to $9.0 million for the prior fiscal year, an increase of $8.6 million or approximately 95%, largely due to increased employee compensation rates and bonuses as compared to the prior fiscal year as well higher operational support and infrastructure costs related to product launches and expansion of product line distribution activities and increases in technology, legal, audit and consulting costs during the current year as compared to the comparable period of the prior year.

Non-cash compensation expenses during the year ended March 31, 2026 was $0.18 million as compared to $0.23 million for the prior fiscal year, a decrease of $0.05 million or approximately 22%, with such decrease being attributed to the current year including full year amortization of non-cash compensation from employee stock options issued during the prior year, as compared to the comparable period of the prior which included partial year periods amortization of non-cash compensation encompassing only that part of the year subsequent to the grant date of each employee option.

Depreciation and amortization expenses during the year ended March 31, 2026 were $1.55 million as compared to $1.69 million for the prior fiscal year, a decrease of $0.14 million or approximately 8%. This decrease is due to depreciation charges relating to current fiscal year fixed asset additions being less than depreciation charges for investments made in prior periods which achieved full depreciation during the current fiscal year.

Impairment of intangible assets for the year ended March 31, 2026 was $0.8 million as compared to $1.6 million for the prior fiscal year, a decrease of $0.8 million or approximately 47%. This decrease is related to impairments of ANDAs for Loxapine Capsules and patent development costs during the current year being less than the impairments recorded during the comparable period of the prior year. Impairments of intangible assets are recorded when, after assessments and evaluation, an entity concludes that the fair value of an indefinite lived intangible asset is more likely than not impaired.

As a result of the foregoing, our income from operations during the year ended March 31, 2026 was $49.1 million, compared to income from operations of $19.6 million for the comparable period of the prior year.

Other income (expense):

	For the Years Ended March 31,		Change
	2026	2025	Dollars	Percentage
Other income (expense):
Change in fair value of derivative financial instruments - warrants	$7,855,607	$(18,901,185)	$26,756,792	(142)%
Interest expense and amortization of debt issuance costs	(396,664)	(772,367)	375,703	(49)%
Interest income	207,857	20,944	186,913	892%
Other income	34,500	—	34,500	—%
Other income (expense), net	$7,701,300	$(19,652,608)	$27,353,908	(139)%

Other income (expense) for the year ended March 31, 2026 was an other income of $7.7 million, an increase in net other income (expense) of $27.4 million from other (expense) of $19.7 million for the comparable period of the prior year. The increase was primarily due to increases in other income of $26.8 million relating to the change in warrant derivative instruments. The change in the fair value of derivative instruments and stock-based liabilities is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period. There is a strong correlation between changes in the closing price of the Company’s Common Stock and other income or (expense) recorded, with increases in the closing price of Common Stock resulting in other expenses and decreases in the closing price of Common Stock resulting in other income. The closing price of the Company’s Common Stock at the end of the fiscal year ended March 31, 2026 of $0.36 per share was lower than the comparable price at the end of the fiscal year ended March 31, 2025 of $0.44 per share, resulting in the Company recording net other income of $7.9 million for the fiscal year ended March 31, 2026. This compares with the closing price of the Company’s Common stock at the end of the fiscal year ended March 31, 2025 of $0.44 per share being greater than the comparable price at the end of the fiscal ended March 31, 2024 of $0.15 per share, resulting in the Company recording a net other (expense) of $18.9 million for the fiscal year ended March 31, 2025. Interest expense decreased by $0.4 million or 49% from $0.8 million in the prior fiscal year to $0.4 million in the current fiscal year. This decrease in interest expense is due to the decreased loan principal balances existing during the current fiscal as compared to the comparable period of the prior fiscal year, which resulted from the Company’s payment of outstanding loan principal amounts in accordance with the terms of the underlying loans.

As a result of the foregoing, our net income before income taxes for the year ended March 31, 2026 was $56.8 million, compared to net loss before income taxes of $0.1 million for the comparable period of the prior year.

Income Taxes:

The Company recorded tax expense of approximately (21)% and 8,175% of income (loss) before income tax expense, for the years ended March 31, 2026 and 2025, respectively. The decrease of the effective tax rate for the current period as compared to the prior period is primarily due to the release of the valuation allowance on the Company’s deferred tax assets as of March 31, 2025 and the nondeductible fair market value change in the Company’s warrant derivative liabilities.

	For the Years Ended March 31,
	2026	2025
Income tax expense	$(11,941,798)	$(4,262,519)

Income tax expense for the year ended March 31, 2026 was $11.9 million as compared to $4.3 million for the year ended March 31, 2025, an increase of $7.6 million or 180%. The increase was due to the Company’s net income before income taxes being approximately $56.9 million greater this year than the comparable period of the prior year, combined with there being a strong positive correlation between net income before taxes and income tax expense. Please also note that income tax expense includes certain non-deductible expenses and non-taxable income items, including, without limitation income and expenses relating to the change in fair value of derivative liabilities.

Liquidity and Capital Resources

Capital Resources

	March 31, 2026	March 31, 2025	Change
Current assets	$112,106,551	$57,739,147	$54,367,404
Current liabilities	$17,391,464	$11,840,435	$5,551,029
Working capital	$94,715,087	$45,898,712	$48,816,375

The Company considers cash and working capital balances as several of the factors the Company uses in evaluating its performance. As of March 31, 2026, the Company had cash on hand of $29.8 million and accounts receivable to be collected within expected operating cycles of $59.7 million. The Company believes that the working capital surplus of $94.7 million, which includes these cash and accounts receivable resources, and the continuation of ongoing operations, are sufficient to fund operations through the next twelve months. For the year ended March 31, 2026, the Company had income from operations totaling $49.1 million, net other income totaling $7.7 million and a net income attributable to common shareholders of $44.9 million. The Company’s other income and net income attributable to common shareholders are significantly influenced by the fluctuations in the fair value of warrant derivatives, as noted above, with there being a strong correlation between changes in the market share price of Common Stock and other income or expenses recorded in relation to the change in fair value of the warrant derivatives.

Our working capital (total current assets less total current liabilities) increased by $48.8 million from $45.9 million as of March 31, 2025 to $94.7 million as of March 31, 2026, with such increase being primarily related to the increases in cash of $18.5 million, inventory of $5.0 million, and accounts receivable of $30.5 million, offset by increases in current liabilities of $5.6 million, as compared to the comparable balances as of March 31, 2025. The increase in cash, inventory, and accounts receivable are primarily due to increased customer orders and revenues achieved during the year ended March 31, 2026 as compared to the comparable period of the prior year. The increase in current liabilities is primarily due to increased trade accounts payables as of March 31, 2026 as compared to March 31, 2025 resulting from increased commercial operations and increased accrued expenses, as of March 31, 2026 compared to March 31, 2025 resulting from increases in accruals for employee bonuses, taxes, audit, legal and professional fees, salaries and other similar expenses.

Summary of Cash Flows:

	For the Years Ended March 31,
	2026	2025
Net cash provided by operating activities	$23,748,094	$7,455,639
Net cash used in investing activities	$(925,626)	$(2,399,832)
Net cash used in financing activities	$(4,322,309)	$(825,740)

Net cash provided by operating activities for the year ended March 31, 2026 was $23.7 million, which included a net income of $44.9 million, offset by depreciation and other non-cash expenses totaling $6.8 million and reduced by the change in operating assets and liabilities totaling $27.9 million,

Net cash provided by operating activities for the year ended March 31, 2025 was $7.5 million, which included a net loss of $4.3 million, offset by depreciation and other non-cash expenses totaling $26.9 million and reduced by the change in operating assets and liabilities totaling $15.2 million.

Net cash used in investing activities for the year ended March 31, 2026 was comprised of purchases of property and equipment of approximately $0.9 million.

Net cash used in investing activities for the year ended March 31, 2025 was comprised of purchases of property and equipment of approximately $1.6 million and purchases of intangible assets consisting of ANDA products of approximately $0.9 million.

Net cash used in financing activities was $4.3 million for the year ended March 31, 2026 which consisted primarily of payments of bond and related party loan principal totaling $4.3 million and payments on principal on finance lease obligations of $0.4 million, offset by proceeds received from the exercise of stock options of $0.3 million.

Net cash used in financing activities was $0.8 million for the year ended March 31, 2025 which consisted primarily of payments of bond and loan principal totaling $0.5 million and payments on principal of finance lease obligations of $0.3 million.

East West Bank

On July 1, 2022, EWB provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in 10 years and bears interest at a rate of 4.75% fixed for 5 years then adjustable at WSJP plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of March 31, 2026, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of March 31, 2026, and through the date of filing of this Annual Report on Form 10-K, the Company was not aware of the existence of any violations of financial covenants included in the EWB Mortgage Loan.

NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue through the issuance of new tax-exempt bonds (the “Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt Bonds originally issued by the Authority on September 2, 1999, (ii) refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of March 31, 2026, all of the proceeds were utilized by the Company for such stated purposes.

Interest is payable semi-annually on March 1 and September 1 of each year. The Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced Bonds. The related Indenture requires the maintenance of a Debt Service Reserve Fund of $366,000 in relation to the Series A Notes.

Bond issue costs of $354,454 were paid from the proceeds of the Bonds and are being amortized over the life of the Bonds. Amortization of Bond issuance costs amounted to $14,178 for the fiscal year ended March 31, 2026.

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

Recent Developments

On April 2, 2026, we announced the commercial launch of our generic methadone hydrochloride 5 mg and 10 mg tablets. The product is marketed and sold under the Elite Labs label and represents an expansion of the Company’s generic product portfolio.

On June 1, 2026, we filed an Abbreviated New Drug Application with the US Food and Drug Administration for a generic version of an undisclosed drug product in the class of medications called anticoagulants.

On June 12, 2026, pursuant to a stipulated dismissal agreed to by both parties, the District Court of New Jersey signed an order dismissing the patent infringement suit filed by Purdue Pharma against the Company in November 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control (“COSO”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2026, we identified the following control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework:

●	We were unable to formalize and implement revised controls, policies and procedure documentation to evidence a system of internal controls, including testing of such revised controls, that was consistent with available personnel and resources;

●	We failed to maintain effective control activities over our control environment, risk assessment and response, information technology and communication, objective setting, event identification, control activities and monitoring components and;

●	We had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel and resources.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, utilizing those criteria, management has determined that, as of March 31, 2026, because of the material weaknesses described below, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2026, we identified the following control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework:

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

Remediation efforts to address material weaknesses in internal controls over financial reporting

We are in the process of revising and expanding control environment documentation and increasing personnel resources needed to support the Company’s growth. We have begun designing and implementing controls, policies and procedure documentation that are consistent with current and planned personnel, resources and capabilities, with significant focus on controls relating to financial oversight, management, analysis and reporting of operations emanating from the Company’s manufacturing, marketing and distribution of its Elite Label product line as well as enhanced segregation of duties and testing of control procedures. Please note that these material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time, allowing management, through testing, to reach a conclusion on such controls design and operational effectiveness.

Item 9B. OTHER INFORMATION.

During the fiscal year ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position	Director/Officer Since	Director Class
Nasrat Hakim	65	Chairman of the Board of Directors	August 2013	III
Barry Dash, Ph. D.	95	Director	April 2005	II
Jeffrey Whitnell	70	Director	October 2009	III
Davis Caskey	78	Director	April 2016	I
Kirko Kirkov	58	Chief Commercial Officer	September 2022
Douglas Plassche	62	Executive Vice President of Operations	August 2013
Carter Ward	62	Chief Financial Officer	September 2023

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

Based solely on its review of copies of such reports and upon written representations from each of the Company’s officers and directors, the Company believes that, for the year ended March 31, 2026, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent stockholders were complied with on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

Role of the Compensation Committee

The Company formed the Compensation Committee in June 2007. Since the formation of the Compensation Committee all elements of the executives’ compensation are determined by the Compensation Committee, which currently is comprised of three independent non-employee directors, and one director who is also the Company’s Chief Executive Officer. However, the Compensation Committee’s decisions concerning the compensation of the Company’s Chief Executive Officer and equity awards are subject to ratification by the full Board of Directors. The members of the Compensation Committee are Dr. Barry Dash (Chairman of the Compensation Committee), and Messrs Jeffrey Whitnell, Davis Caskey and Nasrat Hakim. The Compensation Committee operates pursuant to a charter. Under the Compensation Committee charter, the Compensation Committee has authority to retain compensation consultants, outside counsel, and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants. During the fiscal year ended March 31, 2026, the Compensation Committee did not engage any advisors.

Named Executive Officers

The named executive officers for the fiscal year ended March 31, 2026 were:

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

In the section below titled “Agreements with Named Executive Officers,” we describe the breakdown between compensation paid in cash and in equity for each Named Executive Officer during the fiscal year ended March 31, 2026.

Bonuses

Named Executive Officers may earn discretionary bonuses, which are awarded by the Compensation Committee in its discretion after the end of a fiscal year based on its assessment of factors including Company and individual performance. For the fiscal year ended March 31, 2026, Mr. Plassche received a discretionary cash bonus of $178,482 and Mr. Ward received a discretionary cash bonus of $141,625. Mr. Hakim was awarded a discretionary cash bonus of $5,000,000 that was accrued and owing as of March 31, 2026 and paid subsequent to March 31, 2026.

In the section below titled “Agreements with Named Executive Officers,” we describe Mr. Ward’s guaranteed annual bonus.

Equity

In addition to cash compensation, our Named Executive Officers from time to time are granted stock options. All Options granted typically include vesting periods consisting of one-third of total options granted vesting on each of the first, second and third anniversaries of the grant date, with current employment being a requisite for all vesting. Options granted expire the earlier of ten years from the grant date or 90 days subsequent to the employee’s last date of employment. There were no stock options granted to our Named Executive Officers during the fiscal year ended March 31, 2026.

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

Retirement Benefits

We maintain a tax-qualified retirement plan under Section 401(k) of the Code. The plan allows employees to defer compensation on a pre-tax basis subject to certain limits. Elite does not provide a matching contribution to its participants.

Perquisites

Mr. Hakim receives a monthly car allowance of up to $1,500 pursuant to the terms of his employment agreement. Mr. Plassche receives a monthly car allowance of up to $500. Mr. Hakim is also entitled to a monthly housing allowance up to $5,000. The value of the perquisites we provide are taxable to the Named Executive Officers and the aggregate incremental cost to us for providing these perquisites are reflected in the Summary Compensation Table. The Board of Directors believes that the perquisites provided are reasonable and appropriate. The Company generally covers life insurance premiums for its employee population, including its Named Executive Officers. For more information on perquisites provided to the Named Executive Officers, please see the “All Other Compensation” column of the Summary Compensation Table.

Agreements with Named Executive Officers

Nasrat Hakim

Pursuant to his August 1, 2013 employment agreement, as amended on January 12, 2016 and September 13, 2023 (the “Hakim Employment Agreement”), as of April 1, 2023, Mr. Hakim receives an annual salary of $1,000,000 per year payable in accordance with the Company’s payroll practices. The Board may also award discretionary bonuses in its sole discretion. Mr. Hakim is entitled to employee benefits (e.g., health, vacation, employee benefit plans and programs) consistent with other Company employees of his seniority, a car allowance of $1,500 per month and housing allowance of $5,000 per month, respectively. The Hakim Employment Agreement contains confidentiality, non-competition and other standard restrictive covenants.

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

If Mr. Hakim is terminated for cause or he resigns, he only is entitled to accrued and unpaid annual salary, accrued vacation time and reimbursement of any reasonable and necessary business expenses, all through the date of termination, payable in stock (“Basic Termination Benefits”). In the event of the termination of Mr. Hakim’s employment due to his disability, he will be entitled to a lump sum payment within 60 days of the termination date equal to one year of his base salary, subject to his execution of a release. If the Company terminates Mr. Hakim without cause, in addition to Basic Termination Benefits, Mr. Hakim is entitled to an amount equal to two years’ annual base salary, payable in stock as a lump sum within 60 days of the termination date, and 12 months of partial health benefits continuation under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) equal to amounts the Company paid immediately prior to his separation of employment, subject to his timely election of COBRA coverage, execution of a release and continued compliance with applicable restrictive covenants.

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

Douglas Plassche

On July 20, 2013, the Company entered into an employment agreement with Mr. Douglas Plassche (as modified by the retention agreement dated February 18, 2022, the “Plassche Employment Agreement”). Pursuant to the Plassche Employment Agreement, Mr. Plassche serves as an at-will employee, in the position of Vice President of Operations, commencing on August 12, 2013.

Throughout his tenure, Mr. Plassche’s compensation has been increased from time to time by the Board and the annual stock award has been removed. On March 1, 2026, Mr. Plassche’s compensation was adjusted to include an annual salary of $374,812, payable in accordance with the Company’s payroll practices. In addition, Mr. Plassche is entitled to a monthly automobile allowance of $500 and an annual bonus based upon the achievement of agreed milestones and at the discretion of the Company and its Chief Executive Officer.

The Plassche Employment Agreement also provides for the granting of options to purchase 3,000,000 shares of Common Stock, at a price of $ 0.07 per share, (the closing price of the Common Stock on the date of the Plassche Employment Agreement). The options were issued pursuant to the 2004 Employee Stock Option Plan and expired, unexercised, ten years from the date of issuance, in accordance with the terms and conditions of the option agreement.

Mr. Plassche’s employment is terminable by either party. If the Company terminates Mr. Plassche without cause, Mr. Plassche is entitled to an amount equal to six months of his then current base annual salary.

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

Pursuant to the Ward Agreement, if Mr. Ward’s employment is terminated by the Company without cause, then the Company must pay Mr. Ward, in addition to any then-accrued and unpaid obligations owed to him, severance payments equal to two months of his then-current base salary for each year of service, up to a maximum of 12 months, and 12 months of continued health insurance continuation under COBRA equal to amounts the Company paid immediately prior to his separation of employment, at active employee rates, in each case, subject to his execution of a release and his compliance with applicable restrictive covenants.

The Ward Employment Agreement also contains covenants restricting Mr. Ward from soliciting the Company’s employees or customers during his employment and for a period of 12 months after the termination of Mr. Ward’s employment with the Company and prohibiting him from disclosing confidential information regarding the Company at any time.

Throughout his tenure, Mr. Ward’s compensation has been increased from time to time by the Board. On March 1, 2026, Mr. Ward’s compensation was adjusted to include an annual salary of $297,413, payable in accordance with the Company’s payroll practices.

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

As part of the Company’s efforts to ensure the retention and continuity of key employees, officers, and directors in the event of a change of control of the Company, unless otherwise stated in applicable employment contracts, key executives would receive an amount not to exceed twelve months of such executive’s salary, and certain managers would receive an amount equal to six months of such Director’s or manager’s fees or salaries, as applicable. In addition, any outstanding and unvested options would immediately vest, in the event of a change of control.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		All Other Compensation ($)		Total ($)
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors
	2026	1,000,000	[1]	5,000,000	[3]	78,000	[2]	6,078,000
	2025	1,000,000	[1]	—		78,000	[2]	1,078,000

Douglas Plassche, Executive Vice President
	2026	355,348	[4]	178,482	[4]	6,000	[6]	539,830
	2025	347,434	[4]	173,284	[4]	6,000	[6]	526,718

Carter Ward, Chief Financial Officer
	2026	281,968	[7]	141,625	[8]	—		423,593
	2025	275,687	[7]	137,500	[8]	—		413,187

1	Represents salary earned by Mr. Hakim pursuant to the Hakim Employment Agreement for the fiscal years ended March 31, 2026 and 2025 and paid in accordance with the Company’s payroll practices.

2	Represents annual auto and housing allowances of $18,000 and $60,000, respectively.

3	Represents discretionary cash bonus awarded to Mr. Hakim by the Board for fiscal year 2026.

4	Represents salary earned by Mr. Plassche pursuant to the Plassche Employment Agreement and paid in accordance with the Company’s payroll practices.

5	Represents discretionary cash bonus earned pursuant to the Plassche Employment Agreement and paid in accordance with the Company’s payroll practices.

6	Represents annual auto allowance.

7	Represents salary earned by Mr. Ward pursuant to the Ward Employment Agreement and paid in accordance with the Company’s payroll practices.

8	Represents cash bonuses earned pursuant to the Ward Employment Agreement and paid in accordance with the Company’s payroll practices.

Outstanding Equity Awards as of March 31, 2026

Option Awards
Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)		Options Exercise Price ($)	Option Expiration Date
Douglas Plassche	—	—
Carter Ward	2,000,000	1,000,000	[1]	$0.0898	9/5/2033
Nasrat Hakim	—	—

1	The remaining portion of this option grant is scheduled to vest on September 5, 2026, subject to Mr. Ward’s continued employment through the vest date.

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

Director Compensation

The following table sets forth information concerning director compensation for the year ended March 31, 2026:

Name	Fees Earned or Paid In Cash [1] ($)		Total ($)
Barry Dash	30,000	[2]	30,000
Jeffrey Whitnell	30,000	[2]	30,000
Davis Caskey	30,000	[2]	30,000

1	Please refer to the section above titled “Director Fee Compensation” for details on the Company’s director fee compensation policy. No directors held unexercised or unvested stock or option awards as of March 31, 2026.

2	Amounts represent Director fees earned during the fiscal year ended March 31, 2026 payable in cash.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 29, 2026 (except as otherwise indicated), regarding beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of each such class, (ii) each of our directors, (iii) each of our executive officers and (iv) all our directors and executive officers as a group. As of June 29, 2026 we had 1,077,096,442 shares of Common Stock outstanding (exclusive of 0.1 million treasury shares). On any matter presented to the holders of our Common Stock for their action or consideration at any meeting of our Shareholders, each share of Common Stock entitles the holder to one vote.

As used in the table below and elsewhere in this report, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following June 29, 2026. Except as otherwise indicated, the Shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner of Common Stock	Common Stock		Percent (%) of Voting Securities Beneficially Owned
Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors*	300,581,058	(1)	26.0%
Barry Dash, Director*	3,235,555	(2)	**	%
Jeffrey Whitnell, Director*	3,187,020	(3)	**	%
Davis Caskey, Director*	2,049,436	(4)	**	%
Douglas Plassche, Executive Vice President *	6,000,000	(5)	**	%
Carter Ward, Chief Financial Officer	6,990,445	(6)	**	%
All Directors and Officers as a group	322,043,514	(7)	27.9%

*	The address is c/o Elite Pharmaceuticals Inc., 165 Ludlow Avenue, Northvale, NJ 07647.

**	Less than 1%

(1)	Includes 219,349,250 shares of Common Stock held by Mr. Hakim and 2,223,147 shares of Common Stock held by Mr. Hakim’s spouse and 79,008,661 shares of Common Stock issuable upon cash exercise of the Series J Warrants with an exercise price of $0.1521 per share.

(2)	Includes 3,235,555 shares of Common Stock held by Dr. Dash

(3)	Includes 3,187,020 shares of Common Stock held by Mr. Whitnell

(4)	Includes 2,049,436 shares of Common Stock held by Mr. Caskey.

(5)	Includes 6,000,000 shares of Common Stock held by Mr. Plassche.

(6)	Includes 4,990,445 shares of Common Stock held by Mr. Ward and shares of Common Stock issuable upon cash exercise of vested options to purchase 2,000,000 shares of Common Stock and excludes 1,000,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(7)	Relates only to current directors and officers. Includes 241,034,853 shares of Common Stock held, 2,000,000 shares of Common Stock issuable upon cash exercise of vested options and 79,008,661 shares of Common Stock issuable upon cash exercise of warrants at an exercise price of $0.1521 per share of Common Stock, and excludes 1,000,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm for the fiscal years ending March 31, 2026 and 2025 is Forvis Mazars LLP (“Forvis Mazars”).

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Forvis Mazars, for the fiscal years ended March 31, 2026 and 2025 for the audits of our financial statements and interim reviews of our quarterly financial statements.

	Fiscal 2026	Fiscal 2025
Audit Fees - Forvis Mazars, LLP	$792,000	$369,500

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

(2) The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(a)	Articles of Incorporation of Elite-Nevada, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2012.
3.1(b)	Certificate of Designations of the Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on April 18, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.
3.1(c)	Certificate of Designation of the Series H Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 (contained in Exhibit 1) to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
3.1(d)	Certificate of Designations of the Series I Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 6, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.
3.1(e)	Certificate of Designations of the Series J Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on May 3, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated April 28, 2017 and filed with the SEC on April 28, 2017.
3.1(f)	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, dated June 29, 2020 and filed with the SEC on June 29, 2020.
3.2(a)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated April 23, 2020 and filed with the SEC on April 23, 2020.
4.1	Form of specimen certificate for Series G Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated April 18, 2013 and filed with the SEC on April 22, 2013.
4.2	Form of specimen certificate for Series I Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated February 6, 2014 and filed with the SEC on February 7, 2014.
4.3	Rights Agreement, dated as of November 15, 2013, between the Company and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
4.4	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the SEC on November 15, 2013.
4.5	Warrant to purchase shares of Common Stock issued to Nasrat Hakim dated April 28, 2017 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 28, 2017, and filed with the SEC on April 28, 2017.
4.6	Description of Common Stock, incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K, filed with the SEC on June 29, 2020
10.1	Elite Pharmaceuticals, Inc. Restated 2014 Equity Incentive Plan , incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K, filed with the SEC on July 1, 2024.
10.2	Form of Confidentiality Agreement (corporate), incorporated by reference to Exhibit 10.7 to the Form SB-2.
10.3	Form of Confidentiality Agreement (employee), incorporated by reference to Exhibit 10.8 to the Form SB-2.
10.4	Loan Agreement, dated as of August 15, 2005, between New Jersey Economic Development Authority (“NJEDA”) and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.
10.5	Series A Note in the aggregate principal amount of $3,660,000.00 payable to the order of the NJEDA, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated August 31, 2005 and filed with the SEC on September 6, 2005.
10.6	Amendment No. 1 to Hakim Employment Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2016.
10.7	August 24, 2016 Master Development and License Agreement between Elite and SunGen Pharma LLC. incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 and filed with the SEC on November 9, 2016. (Confidential Treatment granted with respect to portions of the Agreement).
10.8	Registration Rights Agreement between the Company and Lincoln Park Capital LLC dated May 1, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 2, 2017 and filed with the SEC on May 2, 2017.
10.9	Master Development and License Agreement For Products Between Elite Pharmaceuticals, Inc. And SunGen dated July 6, 2017, incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions thereof).

10.10	First Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions thereof).
10.11	Second Amendment to Master Development And License Agreement For Products Between Elite Pharmaceuticals, Inc. and SunGen Pharma, LLC, incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 and filed with the SEC on August 9, 2017. (Confidential Treatment granted with respect to portions thereof).
10.12	Development Agreement effective December 3, 2018 by and between Mikah Pharma LLC and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the period ended March 31, 2019 and filed with the SEC on June 21, 2019 (portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).
10.13	Employment Agreement with Douglas Plassche, incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, filed with the SEC on June 14, 2021.
10.14	Master Development and License Agreement for Products Between Elite Pharmaceuticals, Inc. and Mikah Pharma LLC, effective as of June 10, 2021.(Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10), incorporated by reference to the 10-Q for the period ended June 30, 2021 and filed with the SEC on August 16, 2021.
10.15	License and Distribution Agreement by and between Elite Pharmaceuticals, Inc. and Dexcel Ltd. (Or Akiva, Israel), dated December 6, 2021, incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K for the period ended March 31, 2022, filed with the SEC on June 29, 2022.
10.16	February 18, 2022 Retention Agreement with Douglas Plassche, incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K for the period ended March 31, 2022, filed with the SEC on June 29, 2022.
10.17	Agreement for Sale and Purchase of Real Estate, dated April 8, 2022, by and between Clyde Wesp and Margaret Wesp as trustees of the Wesp Family Joint Living Trust UTD November 19, 2015 and the Company, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, for the period ended June 30, 2022 and filed with the SEC on August 15, 2022.
10.18	Loan and Security Agreement, dated April 1, 2022, by and among East West Bank, Elite Pharmaceuticals, Inc. and Elite Laboratories, Inc., incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the period ended June 30, 2022 and filed with the SEC on August 15, 2022.
10.19	Employment Agreement, dated September 5, 2022, between Elite Pharmaceuticals, Inc. and Kirko Kirkov, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2022.
10.20	Employment Agreement, dated April 27, 2023, between Elite Pharmaceuticals, Inc. and Mark Pellegrino, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2023
10.21	Employment Agreement, dated September 5, 2023, between Elite Pharmaceuticals, Inc. and Carter Ward, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2023.
10.22	Elite Pharmaceuticals, Inc. 2024 Equity Incentive Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed with the SEC on March 28, 2024.
10.23	Asset Purchase Agreement, dated June 17, 2024, by and between the Company and Nostrum Laboratories Inc. incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K, filed with the SEC on July 1, 2024
10.24	Amendment to Hakim Employment Agreement, dated September 13, 2023 incorporated by reference to Exhibit 10.24 to the Annual Report of Form 10-K, filed with the SEC on June 30, 2025.
10.25	License Agreement, dated as of September 10, 2010, by and among Precision Dose Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010 (Confidential Treatment granted with respect to portions thereof).
14.1*	Code of Business Conduct and Ethics of Elite Pharmaceuticals, Inc.
21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K, for the period ended March 31, 2019 and filed with the SEC on June 21, 2019.
23.1*	Consent of Forvis Mazars LLP, Independent Registered Public Accounting Firm*
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)*
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE PHARMACEUTICALS, INC.

6/29/2026	By:	/s/ Nasrat Hakim
Nasrat Hakim Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

6/29/2026	By:	/s/ Carter Ward
Carter Ward Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nasrat Hakim	Chief Executive Officer, President and Chairman of the Board of Directors	June 29, 2026
Nasrat Hakim	(Principal Executive Officer)

/s/ Carter Ward	Chief Financial Officer	June 29, 2026
Carter Ward	(Principal Accounting Officer and Principal Financial Officer)

/s/ Barry Dash	Director	June 29, 2026
Barry Dash

/s/ Jeffrey Whitnell	Director	June 29, 2026
Jeffrey Whitnell

/s/ Davis Caskey	Director	June 29, 2026
Davis Caskey

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Elite Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Elite Pharmaceuticals, Inc. (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Chargeback Reserve

As described in Note 1 to the financial statements, the Company recognizes revenue from the sale of generic pharmaceutical products under the Elite label at their net realizable value, which includes reductions for variable consideration such as chargebacks. A chargeback represents the difference between the price the wholesaler pays and the price that the wholesaler’s end-customer pays for a product. The Company provides for chargebacks to wholesalers for sales to various end-customers, including hospitals, group purchasing organizations, institutions, and pharmacies. The Company’s estimate for chargebacks is developed based on management’s assumptions regarding anticipated product returns, other rebates, and historical information.

We identified the chargeback reserve as a critical audit matter due to the subjectivity involved in management’s assumptions used to estimate the reserve, including the reliance on historical chargeback data and the variability in the wholesaler’s end-customer pricing arrangements. These factors required a high degree of auditor judgment in evaluating the reasonableness of the estimate.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of management’s process for developing the chargeback reserve, including the methods and assumptions used;

●	Testing the completeness and accuracy of the underlying data used in the estimate, including historical chargeback activity and customer arrangements;

●	Developing an independent expectation of the chargeback reserve using relevant historical chargeback data to assess the reasonableness of management’s estimate;

●	Assessed the relevance and reliability of the data from external sources utilized in determination of the independent expectation of the chargeback reserve.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2024.

Iselin, New Jersey

June 29, 2026

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	March 31, 2025
ASSETS
Current assets:
Cash	$29,797,800	$11,315,385
Accounts receivable, net of allowance for expected credit losses of $1,441,523 and $387,533 respectively	59,715,676	29,207,028
Inventory	21,259,898	16,240,376
Prepaid expenses and other current assets	1,333,177	976,358
Total current assets	112,106,551	57,739,147

Property and equipment, net of accumulated depreciation of $18,100,243 and $17,028,700 respectively	10,181,328	10,327,245
Intangible assets	4,790,790	5,637,802
Finance lease - right-of-use asset, net of accumulated amortization of $984,801 and $508,470, respectively	1,295,163	1,771,494
Operating lease - right-of-use asset	1,529,468	2,000,284
Deferred income tax asset	7,823,039	18,365,748
Other assets:
Restricted cash - debt service for NJEDA bonds	471,520	453,776
Security deposits	91,981	91,981
Total other assets	563,501	545,757
Total assets	$138,289,840	$96,387,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,053,444	$2,957,584
Accrued expenses	10,194,222	3,795,227
Deferred revenue	—	5,556
Bonds payable, current portion, net of bond issuance costs	135,822	125,822
Loans payable, current portion	92,774	120,744
Related party loans payable (Note 8)	—	4,000,000
Lease obligation - finance lease, current portion	378,775	363,112
Lease obligation - operating lease, current portion	536,427	472,390
Total current liabilities	17,391,464	11,840,435

Long-term liabilities:
Bonds payable, net of current portion and bond issuance costs	651,559	787,381
Loans payable, net of current portion and loan costs	2,152,969	2,245,743
Lease obligation - finance lease, net of current portion	851,640	1,247,621
Lease obligation - operating lease, net of current portion	1,015,647	1,552,075
Derivative financial instruments - warrants	17,343,586	25,199,193
Total long-term liabilities	22,015,401	31,032,013
Total liabilities	39,406,865	42,872,448

Commitments and Contingencies (Note 9)

Shareholders’ equity:
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,077,196,442 and 1,068,463,108 shares issued as of March 31, 2026 and March 31, 2025, respectively; 1,077,096,442 and 1,068,363,108 shares outstanding as of March 31, 2026 and March 31, 2025, respectively	1,077,200	1,068,467
Additional paid-in capital	173,943,856	173,457,329
Treasury stock; 100,000 shares as of both March 31, 2026 and March 31, 2025, at cost	(306,841)	(306,841)
Accumulated deficit	(75,831,240)	(120,703,926)
Total shareholders’ equity	98,882,975	53,515,029
Total liabilities and shareholders’ equity	$138,289,840	$96,387,477

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2026	2025
Revenue:
Manufacturing fees	$147,810,122	$81,986,079
Licensing fees	1,059,997	2,057,850
Total revenue	148,870,119	84,043,929
Cost of manufacturing	73,845,784	43,957,274
Gross profit	75,024,335	40,086,655

Operating expenses:
Research and development	5,742,955	7,964,837
General and administrative	17,596,803	9,001,930
Non-cash compensation through issuance of stock options	176,507	227,565
Impairment of intangible assets	847,012	1,603,426
Depreciation and amortization	1,547,874	1,688,429
Total operating expenses	25,911,151	20,486,187

Income from operations	49,113,184	19,600,468

Other income (expense):
Change in fair value of derivative financial instruments - warrants	7,855,607	(18,901,185)
Interest expense and amortization of debt issuance costs	(396,664)	(772,367)
Interest income	207,857	20,944
Other income	34,500	—
Other income (expense), net	7,701,300	(19,652,608)

Income (loss) before income taxes	56,814,484	(52,140)

Income tax expense	(11,941,798)	(4,262,519)

Net income (loss)	$44,872,686	$(4,314,659)

Basic net income (loss) per share	$0.04	$(0.00)
Diluted net income (loss) per share	$0.03	$(0.00)

Basic weighted average common stock outstanding	1,072,837,856	1,068,290,368
Diluted weighted average common stock outstanding	1,138,368,235	1,068,290,368

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2024	—	$—	1,068,373,108	$1,068,377	$173,210,549	100,000	$(306,841)	$(116,389,267)	$57,582,818
Net loss	—	—	—	—	—	—	—	(4,314,659)	(4,314,659)
Non-cash compensation through the issuance of employee stock options	—	—	—	—	227,565	—	—	—	227,565
Shares issued in payment of consultants	—	—	90,000	90	19,215	—	—	—	19,305
Balance as of March 31, 2025	—	$—	1,068,463,108	$1,068,467	$173,457,329	100,000	$(306,841)	$(120,703,926)	$53,515,029
Net income	—	—	—	—	—	—	—	44,872,686	44,872,686
Non-cash compensation through the issuance of employee stock options	—	—	—	—	176,507	—	—	—	176,507
Shares issued pursuant to exercise of employee stock options	—	—	8,733,334	8,733	310,020	—	—	—	318,753
Balance as of March 31, 2026	—	$—	1,077,196,442	$1,077,200	$173,943,856	100,000	$(306,841)	$(75,831,240)	$98,882,975

The accompanying notes are an integral part of these consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$44,872,686	$(4,314,659)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,071,543	1,226,399
Provision for losses on accounts receivable	1,053,990	151,258
Impairment of intangible assets	847,012	1,603,426
Amortization of operating leases - right-of-use assets	470,816	433,914
Amortization of finance leases - right-of-use assets	476,331	462,030
Amortization of debt discount - bonds offering costs	14,178	14,178
Loss on asset disposal	—	121,481
Change in fair value of derivative financial instruments - warrants	(7,855,607)	18,901,185
Deferred tax expense	10,542,709	3,795,147
Non-cash compensation through the issuance of employee stock options	176,507	227,565
Change in operating assets and liabilities:
Accounts receivable	(31,562,638)	(9,904,985)
Inventory	(5,019,522)	(3,309,912)
Prepaid expenses and other current assets	(356,819)	(253,739)
Security deposits	—	2,259
Accounts payable	3,095,860	243,278
Accrued expenses	6,398,995	(1,506,520)
Deferred revenue	(5,556)	(13,333)
Lease obligations - operating leases	(472,391)	(423,333)
Net cash provided by operating activities	23,748,094	7,455,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(925,626)	(1,625,082)
Purchase of intangible assets	—	(900,000)
Proceeds from disposition of property and equipment	—	125,250
Net cash used in investing activities	(925,626)	(2,399,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bond principal	(140,000)	(130,000)
Payments of related party loans payable	(4,000,000)	—
Payments on principal on finance lease obligations	(380,318)	(336,189)
Proceeds from exercise of stock options	318,753	19,305
Loan payments	(120,744)	(378,856)
Net cash used in financing activities	(4,322,309)	(825,740)

Net change in cash and restricted cash	18,500,159	4,230,067
Cash and restricted cash, beginning of period	11,769,161	7,539,094
Cash and restricted cash, end of period	$30,269,320	$11,769,161

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$246,118	$672,409
Cash paid for income taxes	$1,150,785	$612,085
Finance directors and officers insurance premium	$—	$198,457
Recognition of finance lease right of use asset and lease liabilities entered into	$—	$153,870
Recognition of operating lease right of use asset and lease liabilities entered into	$—	$78,997

Reconciliation of cash and restricted cash
Cash	$29,797,800	$11,315,385
Restricted cash - debt service for NJEDA bonds	471,520	453,776
Total cash and restricted cash shown in statement of cash flows	$30,269,320	$11,769,161

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to, chargeback liabilities related to revenue recognition, valuation of intangible assets, the useful life of property and equipment and identifiable intangible assets, stock-based compensation expense, and income taxes. The Company continuously evaluates its estimates, which are based on the information that is currently available to the Company and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

The Company previously determined that its reportable segments were products whose marketing approvals were secured via an Abbreviated New Drug Application (“ANDA”) and products whose marketing approvals were secured via a New Drug Application (“NDA”). ANDA products are referred to as generic pharmaceuticals and NDA products are referred to as branded pharmaceuticals. The Company identifies its reporting segments based on the marketing authorization relating to each and the financial information used by its chief operating decision maker to make decisions regarding the allocation of resources to and the financial performance of the reporting segments. The Company has paused further development of NDAs and has not engaged in business activities for several years, and does not intend to engage in business activities related to the development of NDAs for the foreseeable future. Therefore, as of March 31, 2026, the Company has determined that it operates in a single operating and reportable segment.

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The ANDA segment follows the same accounting policies used in the preparation of the Company’s consolidated financial statements. Please see Note 14 for further details.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2026.

In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the customer’s products occurs.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of revenue generated by the Company. The Company recognizes revenue at a point in time for all performance obligations. During the fiscal years ended March 31, 2026 and 2025, the Company has paused further development of NDAs and has not engaged in business activities in that segment. Accordingly during the fiscal years ended March 31, 2026 and 2025, the Company has only engaged in business activities in a single operating segment.

Selected information on reportable segments and the reconciliation of operating income by segment to income from operation and to income (loss) before income taxes are disclosed within Note 14.

The Company disaggregates manufacturing fees revenue by sales channel, consisting of revenues from direct and indirect wholesalers, which have different cash flows and contract economics as margins generated differ between direct and indirect revenues. Additionally, although the underlying arrangements are substantially similar, pricing to direct wholesalers yields higher margins than pricing to indirect wholesalers, while the timing and uncertainty of cash flows do not differ materially. The following table summarizes manufacturing fees by sales channel for the fiscal years ended March 31, 2026 and 2025:

	For the Years Ended March 31,
	2026	2025
Direct sales to Wholesalers	$65,273,763	$48,008,986
Indirect sales to Wholesalers	82,536,359	33,977,093
Total Manufacturing Fees	$147,810,122	$81,986,079

The Company’s revenue-generating products consist of two categories: (i) products containing an active ingredient listed by the United States Drug Enforcement Agency as a scheduled substance under the Controlled Substances Act of 1970 (“Scheduled Products”) and (ii) products not containing such a scheduled active ingredient (“Unscheduled Products”). The following table summarizes the breakdown of revenues by product category for the fiscal years ended March 31, 2026 and 2025:

	For the Years Ended March 31,
	2026	2025
Scheduled Products – Manufacturing Fees	$141,465,975	$74,756,506
Scheduled Products – Licensing Fees	465,511	248,789
Unscheduled Products – Manufacturing Fees	6,344,147	7,229,573
Unscheduled Products – Licensing Fees	594,486	1,809,061
Total Revenue	$148,870,119	$84,043,929

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash

Cash consists of cash on deposit with banks and money market instruments. The Company places its cash with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Restricted Cash

As of March 31, 2026 and 2025, the Company had $471,520 and $453,776, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

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

During the fiscal years ended March 31, 2026 and 2025, the Company incurred bad debt expenses of $1,053,990 and $151,258, respectively. As of March 31, 2026 and 2025, the Company’s allowance for credit losses was $1,441,523 and $387,533, respectively.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2026, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdictions are: United States – Federal, 2022 and forward, and State, 2021 and forward. The Company did not have any unrecognized tax positions for the years ended March 31, 2026 and 2025.

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

Earnings (Loss) Per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted income (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. The computation of diluted net income (loss) per share includes the assumed exercise of options and warrants if the effect is dilutive. The assumed exercise of the Series J Warrants was dilutive for the year ended March 31, 2026, and is therefore included in the diluted EPS calculation for that period.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As the Company was in a net loss position for the year ended March 31, 2025, the potential dilution from the Series J Warrants converting into 79,008,661 shares of Common Stock and the stock options being exercised for 15,640,000 shares of Common Stock for these periods have been excluded from the number of shares used in calculating diluted net income (loss) per share as their inclusion would have been antidilutive.

The following is the computation of earnings per share applicable to common shareholders for the periods indicated:

	For the Years Ended March 31,
	2026	2025
Numerator
Net income (loss) - basic	$44,872,686	$(4,314,659)
Effect of dilutive instrument on net income - warrants	(7,855,607)	—
Net income (loss) - diluted	$37,017,079	$(4,314,659)

Denominator
Weighted average shares of Common Stock outstanding - basic	1,072,837,856	1,068,290,368
Dilutive effect of stock options and convertible securities	65,530,379	—
Weighted average shares of Common Stock outstanding - diluted	1,138,368,235	1,068,290,368

Net income (loss) per share
Basic	$0.04	$(0.00)
Diluted	$0.03	$(0.00)

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Financial Assets that are Measured at Fair Value on a Non-Recurring Basis

Non-financial assets such as intangible assets and property and equipment are measured at fair value only when an impairment loss is recognized.

See Note 4 for additional information for the impairment loss recorded in relation to the Company’s intangible assets.

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of shareholders’ equity.

Right-of-Use Asset and Lease Liability

The Company accounts for leases in accordance with ASC 842, Leases (Topic 842) (“ASC 842”).

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended March 31, 2026, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 16 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

Recently Issued Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduces a practical expedient and an accounting policy election to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The practical expedient allows entities to assume that conditions at the balance sheet date remain unchanged for the asset’s remaining life when preparing forecasts as part of estimating expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2025, and is to be adopted on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements. The ASU clarifies the scope of interim reporting guidance, reorganizes disclosure requirements for ease of navigation, and introduces a principle requiring disclosure of material events occurring after the last annual reporting period but before interim financial statements are issued. The ASU does not create new disclosure requirements but improves clarity and consistency in presentation. The ASU is effective for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on the Company’s consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has evaluated recently issued accounting pronouncements outside of those mentioned above and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

NOTE 2. INVENTORY

Inventory consisted of the following:

	March 31, 2026	March 31, 2025
Finished goods	$5,389,291	$4,816,458
Work-in-progress	3,267,705	1,422,005
Raw materials	12,602,902	10,001,913
Inventory	$21,259,898	$16,240,376

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2026	March 31, 2025
Land, building and improvements	$11,649,918	$11,649,918
Laboratory, manufacturing, warehouse and transportation equipment	15,701,634	14,776,008
Office equipment and software	373,601	373,601
Furniture and fixtures	556,418	556,418
Property and equipment, gross	28,281,571	27,355,945
Less: Accumulated depreciation	(18,100,243)	(17,028,700)
Property and equipment, net	$10,181,328	$10,327,245

Depreciation expense was $1,071,543 and $1,226,399 for the years ended March 31, 2026 and 2025, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of and for the periods ended March 31, 2026 and 2025:

	March 31, 2026
	Estimated Useful Life	Gross Carrying Amount	Additions	Impairment losses	Accumulated Amortization	Net Book Value
Patent application costs	*	$289,039	$—	$(289,039)	$—	$—
ANDA acquisition costs	Indefinite	5,348,763		(557,973)	—	4,790,790
		$5,637,802	$—	$(847,012)	$—	$4,790,790

	March 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Additions	Impairment losses	Accumulated Amortization	Net Book Value
Patent application costs	*	$289,039	$—	$—	$—	$289,039
ANDA acquisition costs	Indefinite	6,052,189	900,000	(1,603,426)	—	5,348,763
		$6,341,228	$900,000	$(1,603,426)	$—	$5,637,802

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended March 31, 2026, the Company determined indicators of impairment occurred related to the Loxapine intangible asset, an ANDA product, and recorded impairment expense of $557,973. Additionally, the patent related to the Company’s abuse deterrent opioid technology expired during the year ended March 31, 2026, before marketing authorization was obtained from the FDA, and as such the Company impaired this intangible asset in full in the amount of $289,039.

During the year ended March 31, 2025, the Company determined indicators of impairment occurred related to the Dantrolene and Phentermine intangible assets, both ANDA products, and recorded impairment expense of $1,603,426.

* Patent application costs were incurred in relation to the Company’s abuse deterrent opioid technology. Amortization of the patent costs would have begun upon the issuance of marketing authorization by the FDA. During the year ended March 31, 2026, these costs were impaired in full as discussed above.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2026	March 31, 2025
Co-development profit split	$2,616,950	$2,617,210
Income tax	594,181	340,614
Employee bonuses	5,285,256	121,885
Audit fees	500,000	75,000
Legal and professional expense	282,672	55,000
Director dues	22,500	22,500
Salaries and fees payable	273,059	172,655
Accrued interest - related parties	—	100,000
Other accrued expenses	619,604	290,363
Total accrued expenses	$10,194,222	$3,795,227

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s bonds payable liability:

	March 31, 2026	March 31, 2025
Gross bonds payable
NJEDA Bonds - Series A Notes	$850,000	$990,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(150,000)	(140,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$700,000	$850,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(291,835)	(277,657)
Bond offering costs, net	$62,619	$76,797

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$150,000	$140,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$135,822	$125,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$700,000	$850,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(48,441)	(62,619)
Long term portion of bonds payable, net of bond offering costs	$651,559	$787,381

Amortization expense was $14,178 and $14,178 for the years ended March 31, 2026 and 2025, respectively. Interest payable was $4,604 and $5,363 as of March 31, 2026 and 2025, respectively. Interest expense was $59,042 and $67,871 for the years ended March 31, 2026 and 2025, respectively.

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
2027	$150,000
2028	160,000
2029	170,000
2030	180,000
2031	190,000
$850,000

NOTE 7. LOANS PAYABLE

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

The Company has entered into a collateralized promissory note with individual lenders (a “Promissory Note”). As of June 2, 2023, a Promissory Note was placed with Nasrat Hakim, CEO and Chairman of the Board of Directors, for $3,000,000. Refer to Note 8 for information regarding the Promissory Note.

Loans payable consisted of the following:

	March 31, 2026	March 31, 2025
Mortgage loan payable 4.75% interest and maturing June 2032	$2,245,743	$2,334,163
Equipment and insurance financing loans payable, between 5.99% and 12.02% interest and maturing between April 2025 and October 2025	—	32,324
Less: Current portion of loans payable	(92,774)	(120,744)
Long-term portion of loans payable	$2,152,969	$2,245,743

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The interest expense associated with the loans payable was $111,361 and $128,234 for the years ended March 31, 2026 and 2025, respectively.

Loan principal payments for the next five years are as follows:

Future principal balances
Years ending March 31,	Amount
2027	$92,774
2028	94,433
2029	98,447
2030	103,817
2031	109,482
Thereafter	1,746,790
Total remaining principal balance	$2,245,743

NOTE 8. RELATED PARTY LOANS PAYABLE

The Company has entered into a collateralized promissory note with individual lenders with rates comparable to the mortgage loan, dated July 1, 2022, provided by East West Bank to the Company but with fewer covenants. These covenants include filing timely tax returns and financial statements, and an agreement not to sell, lease, or transfer a substantial portion of the Company’s assets during the term of the Hakim Promissory Note. On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors of the Company (the “Board”), pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000 (the “Hakim Promissory Note”). The Hakim Promissory Note had an interest rate of 9% for the first year and 10% for an optional second year and the proceeds were used for working capital and other business purposes. The original maturity date of the Hakim Promissory Note was June 2, 2024, with an optional second year extension. The second year extension was exercised pursuant to the terms of the Hakim Promissory Note. For the years ended March 31, 2026 and 2025, interest expense on the Hakim Promissory Note totaled $50,000 and $292,500, respectively, recorded on the Consolidated Statements of Operations in interest expense and amortization of debt issuance costs. On June 2, 2025, the Hakim Promissory Note was paid in full and no balance was outstanding as of this date.

On June 30, 2023, the Company entered into a collateralized promissory note with Davis Caskey (the “Caskey Promissory Note”). The Caskey Promissory Note has a principal balance of $1,000,000 and an interest rate of 9% for the first year and 10% for an optional second year. The Caskey Promissory Note is subject to the same covenants as are contained in the Hakim Promissory Note. The proceeds will be used for working capital and other business purposes. The original maturity date of the Caskey Promissory Note was June 30, 2024, with an optional second year extension. The second year extension was exercised pursuant to the terms of the Caskey Promissory Note. For the years ended March 31, 2026 and 2025, interest expense on the Caskey Promissory Note totaled $25,000 and $100,000, respectively, recorded on the Consolidated Statements of Operations in interest expense and amortization of debt issuance costs. On June 26, 2025, the Caskey Promissory Note was paid in full and no balance was outstanding as of this date.

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

On August 17, 2023, Elite filed a paragraph IV certification with its ANDA to generic OxyContin® and after Elite got acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. The Parties agreed to a stipulated dismissal of the case and the judge signed the order dismissing the case on June 12, 2026.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Elite’s launch of a generic OxyContin® will depend on the approval by the FDA and the outcome of various litigation involving Purdue or the expiry of the patents listed on the Orange Book.

Operating Leases

In October 2020, the Company entered into an operating lease for office space in Pompano Beach, Florida (the “Pompano Office Lease”). The Pompano Office Lease was for approximately 1,275 square feet of office space, with the Company taking occupancy on November 1, 2020. The Pompano Office Lease had a term of three years, ending on October 31, 2023. The Pompano Office Lease was extended for one additional year to October 31, 2024. Accordingly, the Pompano Office Lease expired at the end of the renewal term on October 31, 2024.

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

In February 2024, the Company entered into a finance lease for warehouse equipment (the “Warehouse Equipment Lease”). The Warehouse Equipment Lease is related to warehouse equipment with an acquisition cost of $37,500, with the Company taking ownership of the asset during February 2024. The Warehouse Equipment Lease had a term of two years, which ended in February 2026. The Company had the option to purchase the asset at the end of the lease term for the amount of $1, which the Company exercised.

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

In March 2024, the Company entered into three separate finance leases for manufacturing assets (the “March 2024 Equipment Leases”). The March 2024 Equipment Leases are related to manufacturing equipment and vault installed at the Company’s facility located at 144 Ludlow Avenue, Northvale NJ with an aggregate acquisition cost of $1,085,177. Each of the separate leases included in the March 2024 Equipment Leases have a term of five years, ending in March 2029. The Company will retain ownership of all related assets at lease termination.

In July 2024, the Company entered into two separate finance leases for manufacturing assets (the “July 2024 Equipment Leases”). The July 2024 Equipment Leases are related to warehouse and laboratory equipment with an aggregate acquisition cost of $153,745. One of the July 2024 Equipment Leases has a term of five years, ending in July 2029, and the other lease has a term of two years, ending in July 2026. The Company will retain ownership of all related assets at lease terminations.

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

Rent expense is recorded on the straight-line basis and is recorded in cost of manufacturing and general and administrative expense in the consolidated statements of operations. Rent expense is as follows:

	For the Years Ended March 31,
Lease	2026	2025
Ludlow-144	$633,269	$610,409
Pompano-2311	—	18,870
NBV-610	18,249	14,605

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs:

Years ending March 31,	Operating Lease Amount	Financing Lease Amount	Total
2027	667,307	484,151	1,151,458
2028	666,207	479,337	1,145,544
2029	440,159	438,045	878,204
2030	—	13,740	13,740
Less: interest	(221,599)	(184,858)	(406,457)
Present value of lease payments	$1,552,074	$1,230,415	$2,782,489

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s leases were as follows:

	For the Years Ended March 31,
Lease Term and Discount Rate	2026	2025
Remaining lease term (years)
Operating leases	2.6	3.6
Finance leases	2.9	3.8
Discount rate
Operating leases	10.0%	10.0%
Finance leases	9.5%	9.5%

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has 79,008,661 total warrants to purchase shares of Common Stock outstanding with a weighted average exercise price of $0.1521 as of March 31, 2026 and 2025.

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

The fair value of the Series J Warrants was calculated using a Black-Scholes model. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	March 31, 2026	March 31, 2025
Fair value of the Company’s Common Stock	$0.3601	$0.4350
Volatility	63.96%	82.80%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	1.1	2.1
Risk free rate	3.47%	3.89%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis were as follows:

Balance at March 31, 2024	$6,298,008
Change in fair value of derivative financial instruments - warrants	18,901,185
Balance at March 31, 2025	$25,199,193
Change in fair value of derivative financial instruments - warrants	(7,855,607)
Balance at March 31, 2026	$17,343,586

Measured on a Recurring Basis

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2025	$25,199,193	$—	$—	$25,199,193
Change in fair value of derivative financial instruments - warrants	(7,855,607)	—	—	(7,855,607)
Balance as of March 31, 2026	$17,343,586	$—	$—	$17,343,586

	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2024	$6,298,008	$—	$—	$6,298,008
Change in fair value of derivative financial instruments - warrants	18,901,185	—	—	18,901,185
Balance as of March 31, 2025	$25,199,193	$—	$—	$25,199,193

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. STOCK-BASED COMPENSATION

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

A summary of the activity of Company’s 2024 Equity Incentive plan and prior equity incentive plans for the year ended March 31, 2026 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2025	15,640,000	$0.05	7.8	$6,000,552
Granted	—	—	—	$—
Exercised	(8,733,334)	0.04	—	$—
Expired and Forfeited	—	—	—	$—
Outstanding at March 31, 2026	6,906,666	$0.07	6.8	$2,002,996
Exercisable at March 31, 2026	5,440,000	$0.06	6.6	$1,610,856

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of March 31, 2026 of $0.36 for those awards with strike prices lower than the quoted price of the Company’s Common Stock as of March 31, 2026. As of March 31, 2026, there was $51,659 in unrecognized stock based compensation expense that will be recognized over a weighted average 0.49 year period.

The total intrinsic value of options exercised during the year ended March 31, 2026 was $2,826,120.

NOTE 13. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 74% of the Company’s revenues for the year ended March 31, 2026. These two customers accounted for approximately 64% and 10% of revenues each, respectively.

Two customers accounted for approximately 58% of the Company’s revenues for the year ended March 31, 2025. These two customers accounted for approximately 39% and 19% of revenue each, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

One customer accounted for approximately 69% of the Company’s accounts receivable as of March 31, 2026.

Three customers accounted for approximately 75% of the Company’s accounts receivable as of March 31, 2025. These three customers accounted for approximately 46%, 19%, and 10% of accounts receivable each, respectively.

Purchasing

Three suppliers accounted for approximately 73% of the Company’s purchases of raw materials for the year ended March 31, 2026. These three customers accounted for approximately 36%, 24%, and 13% of purchasing each, respectively.

Three suppliers accounted for approximately 69% of the Company’s purchases of raw materials for the year ended March 31, 2025. These three customers accounted for approximately 43%, 13%, and 13%, of purchasing each, respectively.

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

Consolidated income from operations, which is reported in the accompanying consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. This enables the CODM to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. There are no significant segment expenses or other segment items that are separately provided to the CODM beyond research and development and general and administrative expenses. The CODM does not receive segment level information related to depreciation, amortization, capital expenditures, or other non-cash items, and therefore such items are excluded. The ANDA segment follows the same accounting policies used in the preparation of the Company’s consolidated financial statements.

The following represents selected information for the Company’s reportable segment:

	For the Years Ended March 31,
	2026	2025
Operating Income by Segment
ANDA	$69,281,380	$32,121,818
Operating income by Segment	$69,281,380	$32,121,818

The table below reconciles the Company’s operating income by segment to income from operations and to income (loss) before income taxes as reported in the Company’s consolidated statements of operations:

	For the Years Ended March 31,
	2026	2025
Operating income by segment	$69,281,380	$32,121,818
Corporate unallocated costs	(17,596,803)	(9,001,930)
Impairment of intangible assets	(847,012)	(1,603,426)
Depreciation and amortization expense	(1,547,874)	(1,688,429)
Significant non-cash items	(176,507)	(227,565)

Income from operations	49,113,184	19,600,468

Change in fair value of derivative instruments	7,855,607	(18,901,185)
Interest expense and amortization of debt issuance costs	(396,664)	(772,367)
Interest income	207,857	20,944
Other income	34,500	—
Income (loss) before income taxes	$56,814,484	$(52,140)

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2026 and 2025, the Company owed an aggregate of $2,616,950 and $2,617,210, respectively, to Mikah in accordance with the agreements, with such amounts being recorded as an accrued expense on the consolidated balance sheets.

NOTE 16. INCOME TAXES

The earnings (loss) before income taxes for the years ended March 31, 2026 and 2025 were $56.8 million and $(0.1) million, respectively.

Components of the provision for income taxes were (amounts in thousands):

For the Year Ended March 31 (in thousands)	2026	2025
Current provision (benefit):
Federal	$—	$—
State and local	1,399	468
Total current provision	1,399	468

Deferred provision (benefit):
Federal	10,335	3,871
State and local	208	(76)
Total deferred provision	10,543	3,795

Provision for income taxes	$11,942	$4,263

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the year ended March 31, 2026 is as follows (amounts in thousands of dollars):

	2026
	Amount	Percent
U.S. Federal Statutory Tax Rate	$11,682	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	1,313	2.36%
Foreign Tax Effects	—	—%
Effect of Changes in Tax Law or Rates Enacted in the Current Period	—	—%
Effect of Cross-Border Tax Laws	—	—%
Tax Credits	—	—%
Federal R&D Credits	(360)	(0.65)%
Changes in Valuation Allowance	—	—%
Nontaxable or Nondeductible Items	—	—%
Non-deductible change in fair value of derivative financial instruments	(1,650)	(2.96)%
Officer’s compensation	1,143	2.05%
Other	(186)	(0.33)%
Changes in Unrecognized Tax Benefits	—	—%
Other Adjustments	—	—%
Other	—	—%
Effective Tax Rate	$11,942	21.47%

(a)	State taxes in New Jersey and Florida made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the year ended March 31, 2025 is as follows:

For the Year Ended March 31 (in thousands)	2025
Federal income tax rate	$(11)
State and local taxes, net of federal benefit	293
Non-deductible change in fair value of derivative financial instruments	3,969
Non-deductible change in fair value of stock-based liabilities	—
Other permanent items	17
Prior year deferred true-up	110
Tax credits	(115)
Change in valuation allowance	—
Effective tax rate	$4,263

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major components of deferred tax assets and liabilities as of March 31, 2026 and 2025 are as follows (amounts in thousands of dollars):

As of March 31 (in thousands)	2026	2025
Deferred tax assets:
Lease Liability	$659	$865
Sec. 174 R&E Capitalization	123	3,104
Allowance for Expected Credit Losses	352	92
Net Operating Loss	2,489	10,664
R&D Credit	5,708	5,348
Deferred tax assets	9,331	20,073

Deferred tax liabilities:
Fixed Assets	(218)	(98)
Right of Use Asset	(669)	(898)
Intangible Assets	(621)	(711)
Deferred tax liabilities	(1,508)	(1,707)

Net deferred tax asset	$7,823	$18,366

The Company’s income tax expense was $11.9 million and $4.3 million for the years ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company has a federal net operating loss carry forward of $11.9 million of which $10 million can be carried forward indefinitely with limitation of 80% of taxable income and the remaining $1.9 million will expire in 2037 and has no limitation. As of March 31, 2026, the Company’s has a federal research credits carryforward of $5.7 million which will begin to expire in 2032. As of March 31, 2026, the Company’s federal and state income taxes due were $0 and $1.4 million, respectively.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as a component of income tax expense. There were no amounts accrued for interest or penalties for the year ended March 31, 2026. Management does not expect any material changes in its unrecognized tax benefits in the next year.

There are currently no federal or state income tax examinations underway. The Company’s federal tax returns are open to examination from 2022 and its state tax returns are open to examination from 2021.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA permanently extends certain provisions of the Tax Cuts and Jobs Act, modifies aspects of the international tax framework, and restores favorable tax treatment for certain business provisions, including the immediate expensing of domestic research and development expenditures. resulting in a decrease in our deferred tax assets of approximately $3.1 million, primarily due to the immediate expensing of domestic research and development expenditures.

The amounts of cash income taxes paid by the Company were as follows:

(in thousands)	March 31, 2026
Federal	$—
State and Local:
Florida	435
New Jersey	575
New York	108
All Other States	33
Income taxes, net of amounts refunded	$1,151

NOTE 17. SUBSEQUENT EVENTS

On April 2, 2026, the Company announced the commercial launch of our generic methadone hydrochloride 5 mg and 10 mg tablets. The product is marketed and sold under the Elite Labs label.

On June 1, 2026, the Company reported that it had filed an Abbreviated New Drug Application with the US Food and Drug Administration for a generic version of an undisclosed drug product in the class of medications called anticoagulants.

On June 12, 2026, pursuant to a stipulated dismissal agreed to by both parties, the District Court of New Jersey signed an order dismissing the patent infringement suit filed by Purdue Pharma against the Company in November 2023.

