Form 10-Q
period 2026-06-30
ELITE PHARMACEUTICALS INC /NV/
filed 2026-08-13
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 13, 2026:

Common Stock - 1,077,136,442 shares

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	March 31, 2026
	(Unaudited)
ASSETS
Current assets:
Cash	$38,940,138	$29,797,800
Accounts receivable, net of allowance for expected credit losses of $1,280,030 and $1,441,523 respectively	50,441,624	59,715,676
Inventory	24,200,388	21,259,898
Prepaid expenses and other current assets	905,552	1,333,177
Total current assets	114,487,702	112,106,551

Property and equipment, net of accumulated depreciation of $18,353,218 and $18,100,243 respectively	10,737,317	10,181,328
Intangible assets	4,790,790	4,790,790
Finance lease - right-of-use asset, net of accumulated amortization of $1,099,587 and $984,801 respectively	1,180,377	1,295,163
Operating lease - right-of-use asset	1,404,216	1,529,468
Deferred income tax asset	6,501,308	7,823,039
Other assets:
Restricted cash - debt service for NJEDA bonds	475,441	471,520
Security deposits	91,981	91,981
Total other assets	567,422	563,501
Total assets	$139,669,132	$138,289,840
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,591,368	$6,053,444
Accrued expenses	6,429,800	10,194,222
Bonds payable, current portion, net of bond issuance costs	135,822	135,822
Loans payable, current portion	93,904	92,774
Lease obligation - finance lease, current portion	387,847	378,775
Lease obligation - operating lease, current portion	553,534	536,427
Derivative financial instruments - warrants	17,249,339	—
Total current liabilities	30,441,614	17,391,464

Long-term liabilities:
Bonds payable, net of current portion and bond issuance costs	655,103	651,559
Loans payable, net of current portion and loan costs	2,129,277	2,152,969
Lease obligation - finance lease, net of current portion	746,496	851,640
Lease obligation - operating lease, net of current portion	870,586	1,015,647
Derivative financial instruments - warrants	—	17,343,586
Total long-term liabilities	4,401,462	22,015,401
Total liabilities	34,843,076	39,406,865

Commitments and Contingencies (Note 9)

Shareholders’ equity:
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,077,236,442 and 1,077,196,442 shares issued as of June 30, 2026 and March 31, 2026, respectively; 1,077,136,442 and 1,077,096,442 shares outstanding as of June 30, 2026 and March 31, 2026 respectively	1,077,240	1,077,200
Additional paid-in capital	173,976,332	173,943,856
Treasury stock; 100,000 shares as of both June 30, 2026 and March 31, 2026 at cost	(306,841)	(306,841)
Accumulated deficit	(69,920,675)	(75,831,240)
Total shareholders’ equity	104,826,056	98,882,975
Total liabilities and shareholders’ equity	$139,669,132	$138,289,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2026	2025
Revenue	$32,355,283	$40,211,097
Cost of manufacturing	18,847,738	12,985,127
Gross profit	13,507,545	27,225,970

Operating expenses:
Research and development	2,032,471	1,674,964
General and administrative	3,549,556	3,404,084
Non-cash compensation through issuance of stock options	28,476	52,329
Depreciation and amortization	367,761	394,886
Total operating expenses	5,978,264	5,526,263

Income from operations	7,529,281	21,699,707

Other income (expense):
Change in fair value of derivative financial instruments - warrants	94,247	(22,109,537)
Interest expense and amortization of debt issuance costs	(73,103)	(158,926)
Interest income	166,117	4,542
Other income (expense), net	187,261	(22,263,921)

Income (loss) before income taxes	7,716,542	(564,214)

Income tax expense	(1,805,977)	(5,320,501)

Net income (loss)	$5,910,565	$(5,884,715)

Basic net income (loss) per share	$0.01	$(0.01)
Diluted net income (loss) per share	$0.01	$(0.01)

Basic weighted average common stock outstanding	1,077,236,002	1,068,363,108
Diluted weighted average common stock outstanding	1,128,661,497	1,068,363,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2026	—	$—	1,077,196,442	$1,077,200	$173,943,856	100,000	$(306,841)	$(75,831,240)	$98,882,975
Net income	—	—	—	—	—	—	—	5,910,565	5,910,565
Non-cash compensation through the issuance of employee stock options	—	—	—	—	28,476	—	—	—	28,476
Shares issued pursuant to exercise of employee stock options	—	—	40,000	40	4,000	—	—	—	4,040
Balance at June 30, 2026	—	$—	1,077,236,442	$1,077,240	$173,976,332	100,000	$(306,841)	$(69,920,675)	$104,826,056

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2025	—	$—	1,068,463,108	$1,068,467	$173,457,329	100,000	$(306,841)	$(120,703,926)	$53,515,029
Net loss	—	—	—	—	—	—	—	(5,884,715)	(5,884,715)
Non-cash compensation through the issuance of employee stock options	—	—	—	—	52,329	—	—	—	52,329
Balance at June 30, 2025	—	$—	1,068,463,108	$1,068,467	$173,509,658	100,000	$(306,841)	$(126,588,641)	$47,682,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,910,565	$(5,884,715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	252,975	275,413
(Recovery) provision for losses on accounts receivable	(161,493)	211,425
Amortization of operating leases - right-of-use assets	125,252	113,385
Amortization of finance leases - right-of-use assets	114,786	119,473
Amortization of debt discount - bonds offering costs	3,544	3,545
Change in fair value of derivative financial instruments - warrants	(94,247)	22,109,537
Deferred tax expense	1,321,731	4,884,535
Non-cash compensation through the issuance of employee stock options	28,476	52,329
Change in operating assets and liabilities:
Accounts receivable	9,435,545	(7,223,068)
Inventory	(2,940,490)	(3,116,352)
Prepaid expenses and other current assets	427,625	428,454
Accounts payable	(462,076)	2,131,285
Accrued expenses	(3,764,422)	786,516
Deferred revenue	—	(3,334)
Lease obligations - operating leases	(127,954)	(112,586)
Net cash provided by operating activities	10,069,817	14,775,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(808,964)	(218,204)
Net cash used in investing activities	(808,964)	(218,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of related party loans payable	—	(4,000,000)
Payments on principal on finance lease obligations	(96,072)	(92,177)
Proceeds from exercise of stock options	4,040	—
Loan payments	(22,562)	(38,507)
Net cash used in financing activities	(114,594)	(4,130,684)

Net change in cash and restricted cash	9,146,259	10,426,954
Cash and restricted cash, beginning of period	30,269,320	11,769,161
Cash and restricted cash, end of period	$39,415,579	$22,196,115

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$27,170	$158,926
Cash paid for income taxes	$19,547	$—

Reconciliation of cash and restricted cash
Cash	$38,940,138	$21,737,797
Restricted cash - debt service for NJEDA bonds	475,441	458,318
Total cash and restricted cash shown in statement of cash flows	$39,415,579	$22,196,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Elite Pharmaceuticals, Inc. (the “Company” or “Elite”) was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. (“Elite Labs”) was incorporated on August 23, 1990 under the laws of the State of Delaware. On January 5, 2012, Elite Pharmaceuticals was reincorporated under the laws of the State of Nevada. Elite Labs engages primarily in researching, developing, licensing, manufacturing, and sales of generic, oral dose pharmaceuticals. The Company is equipped to manufacture controlled-release products on a contract basis for third parties and itself, if and when the product candidates are approved. These products include drugs that cover therapeutic areas for allergy, bariatric, attention deficit, infection and Parkinson's disease. Research and development activities are performed with an objective of developing product candidates that will secure marketing approvals from the United States Food and Drug Administration (“FDA”), and thereafter, commercially exploiting such products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on June 29, 2026. The interim results for the three months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2027 or for any future periods.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 1 of the Company’s consolidated financial statements for the year ended March 31, 2026. There were no significant changes to these accounting policies during the three months ended June 30, 2026.

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

The Company identifies its operating and reportable segments based on the financial information regularly reviewed by its CODM for purposes of assessing operating performance, allocating resources, and making strategic decisions. The Company’s operations consist of its generic pharmaceuticals product portfolio whose marketing approvals were secured via an Abbreviated New Drug Application (“ANDA”). The CODM evaluates the business, manages resources, and reviews financial results of the Company on a consolidated basis. Additionally, the Company’s ANDA products share similar economic characteristics, operating processes, and regulatory environments, and are managed as a single business unit. Accordingly, as of June 30, 2026, the Company has determined that it operates in a single operating and reportable segment.

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The ANDA segment follows the same accounting policies used in the preparation of the Company’s consolidated financial statements. Please see Note 14 for further details.

Revenue Recognition

The Company primarily generates revenue from manufacturing fees and direct sales to pharmaceutical distributors for pharmacies and institutions. Manufacturing fees include the development of pain management products, manufacturing of a line of generic pharmaceutical products with approved ANDA, through the manufacture of formulations and the development of new products. The Company also generates revenue from licensing fees from the commercialization of products either by license and the collection of royalties, or the expansion of licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

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

Selected information on the Company’s reportable segment and the reconciliation of operating income by segment to income from operations and to income (loss) before income taxes are disclosed within Note 14.

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

Additionally, The Company enters into licensing and development agreements, which may include multiple revenue generating activities, including milestones payments, licensing fees, product sales and services.

The following table summarizes manufacturing fees by sales channel and revenues from licensing fees for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026	2025
Direct sales to Wholesalers	$16,403,265	$19,032,232
Indirect sales to Wholesalers	15,731,055	20,745,531
Total ANDA revenue	32,134,320	39,777,763
Licensing Fees	220,963	433,334
Total revenue	$32,355,283	$40,211,097

The Company’s revenue-generating products consist of two categories: (i) products containing an active ingredient listed by the United States Drug Enforcement Agency as a scheduled substance under the Controlled Substances Act of 1970 (“Scheduled Products”) and (ii) products not containing such a scheduled active ingredient (“Unscheduled Products”). The following table summarizes the breakdown of revenues by product category for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026	2025
Scheduled Products - Manufacturing Fees	$27,809,738	$38,913,885
Scheduled Products - Licensing Fees	220,963	-
Unscheduled Products - Manufacturing Fees	4,324,582	863,878
Unscheduled Products - Licensing Fees	-	433,334
Total Revenue	$32,355,283	$40,211,097

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Cash

As of June 30, 2026 and March 31, 2026, the Company had $475,441 and $471,520, of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of June 30, 2026, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdictions are: United States – Federal, 2022 and forward, and State, 2022 and forward. The Company did not have any unrecognized tax positions for the three months ended June 30, 2026 and 2025.

Earnings (Loss) Per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted income (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. The computation of diluted net income (loss) per share includes the assumed exercise of options and warrants if the effect is dilutive. The assumed exercise of the Series J Warrants and stock options were dilutive for the three months ended June 30, 2026, and are therefore included in the diluted EPS calculation for that period. For the three months ended June 30, 2026, there were no potentially diluted shares excluded from the calculation of diluted EPS.

As the Company was in a net loss position for the three months ended June 30, 2025, the potential dilution from the Series J Warrants converting into 79,008,661 shares of Common Stock and the stock options converting into 15,640,000 shares of Common Stock for these periods have been excluded from the number of shares used in calculating diluted net income (loss) per share as their inclusion would have been antidilutive.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the computation of net income (loss) per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended June 30,
	2026	2025
Numerator
Net income (loss) - basic	$5,910,565	$(5,884,715)
Effect of dilutive instrument on net income	(94,247)	—
Net income (loss) - diluted	$5,816,318	$(5,884,715)

Denominator
Weighted average shares of Common Stock outstanding - basic	1,077,236,002	1,068,363,108
Dilutive effect of stock options and convertible securities	51,425,495	—
Weighted average shares of Common Stock outstanding - diluted	1,128,661,497	1,068,363,108

Net income (loss) per share
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Recently Issued Accounting Pronouncements - Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduces a practical expedient and an accounting policy election to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The practical expedient allows entities to assume that conditions at the balance sheet date remain unchanged for the asset’s remaining life when preparing forecasts as part of estimating expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2025, and is to be adopted on a prospective basis. The Company adopted the ASU during the three months ending June 30, 2026 and the adoption did not have a material impact on the unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements - Not Yet Adopted

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

NOTE 2. INVENTORY

Inventory consisted of the following:

	June 30, 2026	March 31, 2026
Finished goods	$7,956,873	$5,389,291
Work-in-progress	2,133,372	3,267,705
Raw materials	14,110,143	12,602,902
Inventory	$24,200,388	$21,259,898

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2026	March 31, 2026
Land, building and improvements	$11,907,253	$11,649,918
Laboratory, manufacturing, warehouse and transportation equipment	16,253,263	15,701,634
Office equipment and software	373,601	373,601
Furniture and fixtures	556,418	556,418
Property and equipment, gross	29,090,535	28,281,571
Less: Accumulated depreciation	(18,353,218)	(18,100,243)
Property and equipment, net	$10,737,317	$10,181,328

Depreciation expense was $252,975 and $275,413 for the three months ended June 30, 2026 and 2025, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of and for the periods ended June 30, 2026 and March 31, 2026:

	June 30, 2026
	Estimated Useful Life	Gross Carrying Amount	Additions	Impairment losses	Accumulated Amortization	Net Book Value
ANDA acquisition costs	Indefinite	$4,790,790	$—	$—	$—	$4,790,790
		$4,790,790	$—	$—	$—	$4,790,790

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	March 31, 2026
	Estimated Useful Life	Gross Carrying Amount	Additions	Impairment losses	Accumulated Amortization	Net Book Value
Patent application costs	*	$289,039	$—	$(289,039)	$—	$—
ANDA acquisition costs	Indefinite	5,348,763	—	(557,973)	—	4,790,790
		$5,637,802	$—	$(847,012)	$—	$4,790,790

The Company tests its intangible assets for impairment at least annually (as of March 31st) and whenever events or circumstances indicate that impairment may have occurred. Indicators of impairment may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or business climate; unanticipated competition; and slower growth rates. No such impairment was recorded during the three months ended June 30, 2026 and 2025.

* Patent application costs were incurred in relation to the Company’s abuse deterrent opioid technology. Amortization of the patent costs would have begun upon the issuance of marketing authorization by the FDA. During the year ended March 31, 2026, these costs were impaired in full.

NOTE 5. ACCRUED EXPENSES

As of June 30, 2026 and March 31, 2026, the Company’s accrued expenses consisted of the following:

	June 30, 2026	March 31, 2026
Co-development profit split	$2,776,060	$2,616,950
Employee bonuses	1,580,813	5,285,256
Income tax	1,058,880	594,181
Legal and professional expense	174,224	282,672
Audit fees	250,000	500,000
Director dues	22,500	22,500
Salaries and fees payable	73,907	273,059
Other accrued expenses	493,416	619,604
Total accrued expenses	$6,429,800	$10,194,222

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the Company’s bonds payable liability:

	June 30, 2026	March 31, 2026
Gross bonds payable
NJEDA Bonds - Series A Notes	$850,000	$850,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(150,000)	(150,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$700,000	$700,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(295,379)	(291,835)
Bond offering costs, net	$59,075	$62,619

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$150,000	$150,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$135,822	$135,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$700,000	$700,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(44,897)	(48,441)
Long term portion of bonds payable, net of bond offering costs	$655,103	$651,559

Amortization expense was $3,544 and $3,545 for the three months ended June 30, 2026 and 2025, respectively. Interest payable was $18,417 and $4,604 as of June 30, 2026 and March 31, 2026, respectively. Interest expense was $13,813 and $16,087 for the three months ended June 30, 2026 and 2025, respectively.

Maturities of bonds for the next five years are as follows:

Years ending March 31,	Amount
Remainder of 2027	$150,000
2028	160,000
2029	170,000
2030	180,000
2031	190,000
$850,000

NOTE 7. LOANS PAYABLE

Loans payable consisted of the following:

	June 30, 2026	March 31, 2026
Mortgage loan payable 4.75% interest and maturing June 2032	$2,223,181	$2,245,743
Less: Current portion of loans payable	(93,904)	(92,774)
Long-term portion of loans payable	$2,129,277	$2,152,969

The interest expense associated with the loans payable was $27,170 and $28,797 for the three months ended June 30, 2026 and 2025, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loan principal payments for the next five years are as follows:

Future principal balances
Years ending March 31,	Amount
Remainder of 2027	$70,212
2028	94,433
2029	98,447
2030	103,817
2031	109,482
Thereafter	1,746,790
Total remaining principal balance	$2,223,181

NOTE 8. RELATED PARTY LOANS

On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors of the Company (the “Board”), pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000 (the “Hakim Promissory Note”). The Hakim Promissory Note had an interest rate of 9% for the first year and 10% for an optional second year and the proceeds were used for working capital and other business purposes. For the three months ended June 30, 2026 there was no interest expense on the Hakim Promissory Note. For the three months ended June 30, 2025, interest expense on the Hakim Promissory Note totaled $50,000 and was recorded on the unaudited condensed consolidated statements of operations in interest expense and amortization of debt issuance costs. On June 2, 2025, the Hakim Promissory Note was paid in full and no balance was outstanding as of June 2, 2025.

On June 30, 2023, the Company entered into a collateralized promissory note with Davis Caskey (the “Caskey Promissory Note”). The Caskey Promissory Note had a principal balance of $1,000,000 and an interest rate of 9% for the first year and 10% for an optional second year. For the three months ended June 30, 2026 there was no interest expense on the Caskey Promissory Note. For the three months ended June 30, 2025, interest on the Caskey Promissory Note totaled $25,000 and was recorded on the unaudited condensed consolidated statements of operations in interest expense and amortization of debt issuance costs. On June 26, 2025, the Caskey Promissory Note was paid in full and no balance was outstanding as of June 26, 2025.

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

Elite’s launch of a generic OxyContin® will depend on the approval by the FDA.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In March 2024, the Company entered into three separate finance leases for manufacturing assets (the “March 2024 Equipment Leases”). The March 2024 Equipment Leases are related to manufacturing equipment and vault installed at the Company’s facility located at 144 Ludlow Avenue, Northvale NJ with an aggregate acquisition cost of $1,085,177. Each of the separate leases included in the March 2024 Equipment Leases has a term of five years, ending in March 2029. The Company will retain ownership of all related assets at lease termination.

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

Rent expense is recorded on the straight-line basis and in cost of manufacturing in the unaudited condensed consolidated statements of operations. Rent expense is as follows:

	For the Three Months Ended June 30,
Lease	2026	2025
Ludlow-144	$158,317	$154,777
NBV-610	4,563	7,303

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs:

Years ending March 31,	Operating Lease Amount	Financing Lease Amount	Total
Remainder of 2027	$501,723	$359,494	$861,217
2028	666,207	479,337	1,145,544
2029	440,159	438,045	878,204
2030	—	13,740	13,740
Total future minimum lease payments	1,608,089	1,290,616	2,898,705
Less: interest	(183,969)	(156,273)	(340,242)
Present value of lease payments	$1,424,120	$1,134,343	$2,558,463

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

	For the Three Months Ended June 30,
Lease Term and Discount Rate	2026	2025
Remaining lease term (years)
Operating leases	2.4	3.4
Finance leases	2.7	3.6
Discount rate
Operating leases	10.0%	10.0%
Finance leases	9.5%	9.5%

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

The Company issued warrants, with a term of ten years, to affiliates in connection with an exchange agreement dated April 28, 2017. The warrants are exercisable from the date of issuance, commencing April 28, 2020.

The Company has 79,008,661 total warrants to purchase shares of Common Stock outstanding with a weighted average exercise price of $0.1521 as of June 30, 2026 and March 31, 2026.

As a result of the net cash settlement at the option of the holder, such warrants are classified as liabilities and measured initially and subsequently at fair value. The fair value of the Series J Warrants was calculated using a Black-Scholes model. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	June 30, 2026	March 31, 2026
Fair value of the Company’s Common Stock	$0.3651	$0.3601
Volatility	50.90%	63.96%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	0.8	1.1
Risk free rate	3.47%	3.47%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis were as follows for the periods ended three months ended June 30, 2026 and 2025:

Balance at March 31, 2025	$25,199,193
Change in fair value of derivative financial instruments - warrants	22,109,537
Balance at June 30, 2025	$47,308,730

Balance at March 31, 2026	$17,343,586
Change in fair value of derivative financial instruments - warrants	(94,247)
Balance at June 30, 2026	17,249,339

Measured on a Recurring Basis

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2026	$17,343,586	$—	$—	$17,343,586
Change in fair value of derivative financial instruments - warrants	(94,247)	—	—	(94,247)
Balance as of June 30, 2026	$17,249,339	$—	$—	$17,249,339

		Fair Value Measurement
	Amount at Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2025	$25,199,193	$—	$—	$25,199,193
Change in fair value of derivative financial instruments - warrants	22,109,537	—	—	22,109,537
Balance as of June 30, 2025	$47,308,730	$—	$—	$47,308,730

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

A summary of the activity of Company’s 2024 Equity Incentive plan and prior equity incentive plans for the three months ended June 30, 2026 is as follows:

	Shares	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	Underlying	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding at March 31, 2026	6,906,666	$0.07	6.8	$2,002,996
Granted	—	$—	—	$—
Exercised	(40,000)	$0.10	—	$—
Expired and Forfeited	—	$—	—	$—
Outstanding at June 30, 2026	6,866,666	$0.07	6.6	$2,026,965
Exercisable at June 30, 2026	5,400,000	$0.06	6.4	$1,627,492

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock as of June 30, 2026 of $0.37 for those awards with strike prices lower than the quoted price of the Company’s Common Stock as of June 30, 2026. As of June 30, 2026, there was $23,183 in unrecognized stock-based compensation expense that will be recognized over a weighted average 0.27 year period.

NOTE 13. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 73 % of the Company’s revenues for the three months ended June 30, 2026. These customers accounted for approximately 60% and 13% of revenues, respectively.

Three customers accounted for approximately 76% of the Company’s revenues for the three months ended June 30, 2025. These three customers accounted for approximately 51%, 15% and 10% of revenues, respectively.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable

Two customers accounted for approximately 76 % of the Company’s accounts receivable as of June 30, 2026. These two customers accounted for approximately 66% and 10% of receivables, respectively.

Three customers accounted for approximately 77% of the Company’s accounts receivable as of June 30, 2025. These three customers accounted for approximately 54%, 12% and 11% of accounts receivable, respectively.

Purchasing

Three suppliers accounted for approximately 78% of the Company’s purchases of raw materials for the three months ended June 30, 2026. These three suppliers accounted for approximately 32%, 31%, and 14% of purchasing, respectively.

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

The following represents selected information for the Company’s reportable segment:

	For the Three Months Ended June 30,
	2026	2025
Operating Income by Segment
ANDA	$11,475,074	$25,551,006
Operating income by Segment	$11,475,074	$25,551,006

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below reconciles the Company’s operating income by segment to income (loss) before income taxes as reported in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended June 30,
	2026	2025
Operating income by segment	$11,475,074	$25,551,006
Corporate unallocated costs	(3,549,556)	(3,404,084)
Depreciation and amortization expense	(367,761)	(394,886)
Non-cash compensation through issuance of stock options	(28,476)	(52,329)

Income from operations	7,529,281	21,699,707

Interest income	166,117	4,542
Interest expense and amortization of debt issuance costs	(73,103)	(158,926)
Change in fair value of derivative instruments	94,247	(22,109,537)
Income (loss) before income taxes	$7,716,542	$(564,214)

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

As of June 30, 2026 and March 31, 2026, the Company owed an aggregate of $2,776,060 and $2,616,950, respectively, to Mikah in accordance with the agreements, with such amount being recorded as an accrued expense on the unaudited condensed consolidated balance sheets.

NOTE 16. INCOME TAXES

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based on the effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company’s income tax expense was $1,805,977 and $5,320,501 for the three months ended June 30, 2026 and 2025, respectively.

The Company recorded tax expense of approximately 23.4 % and (943.0)% of income before income tax expense, for the three months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate is subject to volatility as changes in the fair value adjustments in the Company’s derivative liabilities significantly impact pre-tax earnings.

NOTE 17. SUBSEQUENT EVENTS

On August 4, 2026, the Company issued a press release to announce the launch of Elite’s generic version of Requip XL® (Ropinirole Extended-Release Tablets USP), with strengths of 2 mg, 4 mg, 6 mg, 8 mg, and 12 mg tablets. Ropinirole belongs to a class of drugs known as a non-ergoline dopamine agonist used to treat Parkinson’s disease. This product is marketed and sold under the Elite Laboratories, Inc. label.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three months ended June 30, 2026 and 2025 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2026. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On June 15, 2026, we reported positive results from a pivotal bioequivalence study for an undisclosed anticonvulsant generic drug product.

On August 4, 2026, the Company issued a press release to announce the launch of Elite’s generic version of Requip XL® (Ropinirole Extended-Release Tablets USP), with strengths of 2 mg, 4 mg, 6 mg, 8 mg, and 12 mg tablets. Ropinirole belongs to a class of drugs known as a non-ergoline dopamine agonist used to treat Parkinson’s disease. This product is marketed and sold under the Elite Laboratories, Inc. label.

Commercial Products

We own, license, contract manufacture or have contractual rights to receive royalties from the following products currently approved for commercial sale:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	N/A	Cardiovascular	January 2015
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Immediate Release 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg tablets (“Amphetamine IR 5mg”, “Amphetamine IR 7.5mg”, “Amphetamine IR 10mg”, “Amphetamine IR 12.5mg”, “Amphetamine IR 15mg”, “Amphetamine IR 20mg” and “Amphetamine IR 30mg”)	Adderall®	Central Nervous System (“CNS”) Stimulant	April 2019
Dantrolene Sodium Capsules 25mg, 50mg and 100mg (“Dantrolene 25mg”, “Dantrolene 50mg”, “Dantrolene 100mg”)	Dantrium®	Muscle Relaxant	June 2019
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Extended Release 5mg, 10mg, 15mg, 20mg, 25mg, and 30mg capsules (“Amphetamine ER 5mg”, “Amphetamine ER 10mg”, “Amphetamine ER 15mg”, “Amphetamine ER 20mg”, “Amphetamine ER 25mg”, and “Amphetamine ER 30mg”)	Adderall XR®	Central Nervous System (“CNS”) Stimulant	March 2020
Loxapine Succinate 5mg, 10mg, 25mg and 50gm capsules (“Loxapine 5mg”, “Loxapine 10mg”, “Loxapine 25mg”, and Loxapine 50mg”)	Loxapine®	Antipsychotic	May 2021
Methotrexate Sodium 2.5mg tablets (“Methotrexate 2.5mg”)	Otrexup PF®	Antimetabolite	August 2024
Acetaminophen and Codeine Phosphate 300mg/15mg, 300mg/30mg, 300mg/60mg tablets (“APAP Codeine 300mg/15mg”, “APAP Codeine 300mg/30mg”, and “APAP Codeine 300mg/60mg”)	Tylenol® with Codeine	Pain	October 2024
Acetaminophen and Hydrocodone Bitartrate 325mg/2.5mg, 325mg/5mg, 325mg/7.5mg and 325mg/10mg tablets (“APAP Hydrocodone 325mg/2.5mg”, “APAP Hydrocodone 325mg/5mg”, APAP Hydrocodone 325mg/7.5mg and APAP Hydrocodone 325mg/10mg”)	Norco®	Pain	December 2024
Lisdexamfetamine Dimesylate 10mg, 20mg, 30mg, 40mg, 50mg, 60mg and 70mg capsules (“Lisdex 10mg”, “Lisdex 20mg”, “Lisdex 30mg”, “Lisdex 40mg”, “Lisdex 50mg”, “Lisdex 60mg” and “Lisdex 70mg”)	Vyvanse®	ADHD	December 2024
Oxycodone Hydrochloride and Acetaminophen 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets (“Oxy APAP 5/325”, “Oxy APAP 7.5/325” and “Oxy APAP 10/325”)	Percocet®	Pain	April 2025
Methadone Hydrochloride 5mg and 10mg tablets (“Methadone 5mg” and “Methadone 10mg”)	Dolophine®	Pain	April 2026
Ropinirole Extended Release 2mg, 4mg, 6mg and 12mg tablets (“Ropinirole 2mg”, “Ropinirole 4mg”, “Ropinirole 6mg” and “Ropinirole 12mg”)	Requip XL®	Non-Ergoline Dopamine Agonist	July 2026

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

Approved Product Not Yet Commercialized

Doxycycline Hyclate Tablets

The Company received approval in April 2022 from the FDA of an ANDA for a generic version of an antibiotic product, Doxycycline Hyclate Tablets. The product is jointly owned by Elite and Praxgen Pharmaceuticals LLC, formerly SunGen Pharma LLC, (“Praxgen”).

There can be no assurances in relation to the above approved products not yet commercialized, that there will be future revenues or profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investment made to secure the marketing authorizations.

Discontinued and Transferred Products

As part of standard operating practices, the Company, from time to time, as relevant, conducts evaluations of all ANDAs owned, consisting, without limitation, of ANDAs acquired or approved prior to the quarter ended June 30, 2026 and ANDAs acquired or approved during the quarter ended June 30, 2026. Such evaluations include, without limitation, costs and benefits analyses relating to each ANDA owned, with such costs including those fees required under the FDA’s Generic Drug User Fee Amendment which is significantly influenced by the number of ANDAs owned, and other costs and benefits taking into consideration various specific market factors for each ANDA. Those ANDAs with a cost/benefit profile not consistent with management criteria for continuation are identified for disposition and effort is made to determine the optimal course of action to achieve disposition of the ANDA. The Company did not discontinue or transfer any ANDA during the quarter ended June 30, 2026.

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

three months ended June 30, 2026 compared to the three months ended June 30, 2025

Revenue, Cost of manufacturing and Gross profit:

	For the Three Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
Revenue	$32,355,283	$40,211,097	$(7,855,814)	(20)%
Cost of manufacturing	18,847,738	12,985,127	5,862,611	45%
Gross profit	$13,507,545	$27,225,970	$(13,718,425)	(50)%

Gross profit - percentage	42%	68%

Total revenues for the three months ended June 30, 2026 decreased by $7.9 million or 20%, to $32.4 million, as compared to $40.2 million, for the corresponding period of the prior year. This decrease is primarily due to a decrease in manufacturing fees revenue of $7.6 million, primarily due to increased market competition, as compared to the comparable period of the prior year, resulting in decreased average net prices being achieved from the sales of Elite label products, including, without limitation lower net sales prices of the Lisdexamfetamine product line. Additionally, licensing fees revenue decreased by $0.2 million, primarily due to the comparable period of the prior year including licensing fee revenues from the Precision Dose License agreement which expired in September 2025 and accordingly had no material effect on license fees revenues during the three months ended June 30, 2026.

Cost of manufacturing consists of manufacturing and assembly costs. Our cost of manufacturing increased by $5.9 million or 45%, to $18.8 million as compared to $13.0 million for the corresponding period in the prior fiscal year. These costs have a strong positive correlation with manufacturing operations and the increase was due to an increased volume of products sold during the three months ended June 30, 2026, as compared to the comparable period of the prior fiscal year, especially and without limitation in sales volumes generated by Elite’s Lisdexamfetamine, Amphetamine IR and Amphetamine ER product lines.

Our gross profit margin was 42% during the three months ended June 30, 2026 as compared to 68% during the comparable period of the prior fiscal year. The decrease is primarily due to the decrease in average net prices resulting from increased market competition during the three months ended June 30, 2026, as compared to the comparable period of the prior year.

Operating expenses:

	For the Three Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
Operating expenses:
Research and development	$2,032,471	$1,674,964	$357,507	21%
General and administrative	3,549,556	3,404,084	145,472	4%
Non-cash compensation	28,476	52,329	(23,853)	(46)%
Depreciation and amortization	367,761	394,886	(27,125)	(7)%
Total operating expenses	$5,978,264	$5,526,263	$452,001	8%

Operating expenses for the three months ended June 30, 2026 increased by $0.5 million, or 8%, to $6.0 million as compared to $5.5 million for the corresponding period in the prior fiscal year, largely due to increases in research and development expenses of $0.4 million and general and administrative expenses of $0.1 million.

Research and development costs during the three months ended June 30, 2026 were $2.0 million, an increase of $0.4 million, or 21%, from approximately $1.7 million of such costs for the comparable period of the prior year. The increase was the result of costs incurred in relation to the successful pivotal bio equivalence study and ANDA filed during the three months ended June 30, 2026. In addition, the number, timing and nature of product development activities always has a significant effect on research and development expenses incurred during any period.

General and administrative expenses for the three months ended June 30, 2026 were $3.5 million as compared to $3.4 million for the corresponding period in the prior fiscal year, an increase of $0.1 million or approximately 4%. This increase is due primarily to general increases in costs of human resources, legal, consulting, regulatory, other professional services and overhead operating costs as compared to the comparable period of the prior year.

As a result of the foregoing, our income from operations during the three months ended June 30, 2026 was $7.5 million, compared to income from operations of $21.7 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Three Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
Other income (expense):
Change in fair value of derivative financial instruments - warrants	$94,247	$(22,109,537)	$22,203,784	(100)%
Interest expense and amortization of debt issuance costs	(73,103)	(158,926)	85,823	(54)%
Interest income	166,117	4,542	161,575	3557%
Other income (expense), net	$187,261	$(22,263,921)	$22,451,182	(101)%

Net other income (expenses) for the three months ended June 30, 2026 was a net other income of $0.2 million, an increase in other income of $22.5 million from a net other expense of $22.3 million for the comparable period of the prior fiscal year. The increase in other income was primarily due to increases in other income relating to the change in fair value of derivative financial instruments of $22.3 million and interest income of $0.2 million, and decreases in interest expense of $0.1 million, as compared to the comparable period of the prior year.

The change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s Common Stock as of the end of the period, as compared to the closing price at the beginning of the period. There is a strong correlation between changes in the closing price of the Company’s Common Stock and other income (expense) recorded, with increases in the closing price resulting in other expenses and decreases in closing price resulting in other income. The closing price of the Company’s common stock as of June 30, 2026 was essentially unchanged from the closing price at the beginning of the three months ended June 30, 2026, therefore, reflecting the impact of other factors, resulted in a small other income being recorded, while the closing price as of June 30, 2025 was $0.30 higher than the closing price at the beginning of the three month period ended June 30, 2025, resulting in a large other expense being recorded.

The decrease in interest expense is primarily related to the Company servicing a lesser principal amount of loans payable during the three months ended June 30, 2026 as compared to the comparable period of the prior year.

As a result of the foregoing, our net income before income taxes for the three months ended June 30, 2026 was $7.7 million, compared to net loss before income taxes of $0.6 million for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	June 30, 2026	March 31, 2026	Change
Current assets	$114,487,702	$112,106,551	$2,381,151
Current liabilities	$30,441,614	$17,391,464	$13,050,150
Working capital	$84,046,088	$94,715,087	$(10,668,999)

Our working capital (total current assets less total current liabilities) decreased by $10.7 million from $94.7 million as of March 31, 2026 to $84.0 million as of June 30, 2026, with such decrease being due to the reclassification of derivative financial instruments - warrants, valued at $17.3 million, from non-current liabilities as of March 31, 2026 to current liabilities as of June 30, 2026.

Summary of Cash Flows:

	For the Three Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$10,069,817	$14,775,842
Net cash used in investing activities	$(808,964)	$(218,204)
Net cash used in financing activities	$(114,594)	$(4,130,684)

Net cash provided by operating activities for the three months ended June 30, 2026 was $10.1 million, which included, without limitation, net income of $5.9 million, decreased by the change in fair value of derivative financial instruments-warrants of $0.1 million, recovery for losses on accounts receivable of $0.2 million, decrease in deferred tax of $1.3 million, increased by other non-cash expenses totaling $0.3 million and increased by changes in operating assets and liabilities totaling $2.6 million. Net cash provided by operating activities during the comparable period in the prior fiscal year was $14.8 million, which included, without limitation, net loss of $5.9 million, increased by the change in fair value of derivative financial instruments - warrants of $22.1 million, deferred tax expenses of $4.9 million, and reduced by the change in operating assets and liabilities totaling $7.1 million.

Net cash used in investing activities for the three months ended June 30, 2026 was comprised of purchases of property and equipment of approximately $0.8 million. Net cash used in investing activities during the comparable period in the prior fiscal year was comprised of purchases of property and equipment of approximately $0.2 million.

Net cash used in financing activities was $0.1 million for the three months ended June 30, 2026, primarily related to payments on finance lease obligations, compared to net cash used in financing activities of $4.1 million for the corresponding period of the prior year. Net cash used in financing activities of $4.1 million during the prior fiscal year was due to payments of loan principal totaling $4.0 million and payments on principal on finance lease obligations of $0.1 million.

East West Bank

On July 1, 2022, East West Bank (“EWB”) provided a mortgage loan (“EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in ten years and bears interest at a fixed rate of 4.75% fixed for the first five years then adjustable at WSJP plus 0.5% with floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of June 30, 2026, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of June 30, 2026, and through the date of filing of this Quarterly Report on Form 10-Q, the Company was not aware of the existence of any violations of financial covenants included in the EWB Mortgage Loan.

NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue (the “1999 Bonds”) through the issuance of new tax-exempt bonds (the “NJEDA Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt 1999 Bonds originally issued by the New Jersey Economic Development Authority on September 2, 1999, (ii) to refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of June 30, 2026, all of the proceeds were utilized by the Company for such stated purposes.

Interest is payable semi-annually on March 1 and September 1. The NJEDA Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the 1999 Bonds and NJEDA Bonds. The related Indenture requires the maintenance of a debt service reserve fund of $366,000 in relation to the Series A Notes.

Bond issue costs of $354,454 were paid from the proceeds of the NJEDA Bonds and are being amortized over the life of the NJEDA bonds. Amortization of bond issuance costs amounted to $3,544 for the three months ended June 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control (“COSO”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of June 30, 2026, we identified the following control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework:

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, utilizing those criteria, management has determined that, as of June 30, 2026, because of the material weaknesses described below, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of June 30, 2026, we identified the following control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework:

The deficiencies in our internal controls over financial reporting and disclosure controls and procedures are described above and our efforts to remediate these deficiencies are described below. Please also see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended March 31, 2026.

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2026, as a result of reviews and assessments of internal controls over financial reporting conducted by the Company’s Chief Financial Officer, the Company identified material weaknesses in internal controls over financial reporting as further detailed above and began remediation efforts which are detailed below, with such activities expected to result in further changes in internal control over financial reporting as necessary to remediate the identified material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Litigation

On August 17, 2023, the Company filed a Paragraph IV certification with its ANDA to generic OxyContin® and after the Company received acceptance of the ANDA by the FDA on September 19, 2023, Elite sent the patentee and NDA holder a Notice Letter as required under the Hatch-Waxman Act. On November 14, 2023, a patent infringement suit was filed in the District Court of New Jersey by Purdue Pharma. The parties agreed to a stipulated dismissal of the case and the judge signed the order dismissing the case on June 12, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

ELITE PHARMACEUTICALS, INC.

August 13, 2026	By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

August 13, 2026	By:	/s/ Carter Ward
Carter Ward
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

