Form 10-Q
period 2026-09-30
ELITE PHARMACEUTICALS INC /NV/
filed 2026-11-12
CIK 1053369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-15697

Elite Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its Charter)

Nevada	22-3542636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Ludlow Avenue Northvale, New Jersey	07647
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 750-2646

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 12, 2026:

Common Stock - 1,077,569,775 shares

i

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	September 30, 2026	March 31, 2026
	(Unaudited)
ASSETS
Current assets:
Cash	$34,862,578	$29,797,800
Accounts receivable, net of allowance for expected credit losses of $1,465,863 and $1,441,523, respectively	63,220,536	59,715,676
Inventory	22,518,807	21,259,898
Prepaid expenses and other current assets	137,803	1,333,177
Total current assets	120,739,724	112,106,551

Property and equipment, net of accumulated depreciation of $18,625,325 and $18,100,243, respectively	11,197,394	10,181,328
Intangible assets	4,790,790	4,790,790
Finance lease - right-of-use asset, net of accumulated amortization of $1,209,936 and $984,801, respectively	1,070,029	1,295,163
Operating lease - right-of-use asset	1,275,757	1,529,468
Deferred income tax asset	4,642,200	7,823,039
Other assets:
Restricted cash - debt service for NJEDA Bonds	479,843	471,520
Security deposits	91,981	91,981
Total other assets	571,824	563,501
Total assets	$144,287,718	$138,289,840
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,096,379	$6,053,444
Accrued expenses	6,267,155	10,194,222
Bonds payable, current portion, net of bond issuance costs	145,822	135,822
Loans payable, current portion	94,348	92,774
Lease obligation - finance lease, current portion	397,207	378,775
Lease obligation - operating lease, current portion	571,070	536,427
Derivative financial instruments - warrants	7,580,484	—
Total current liabilities	18,152,465	17,391,464

Long-term liabilities:
Bonds payable, net of current portion and bond issuance costs	498,648	651,559
Loans payable, net of current portion and loan costs	2,105,994	2,152,969
Lease obligation - finance lease, net of current portion	643,613	851,640
Lease obligation - operating lease, net of current portion	721,889	1,015,647
Derivative financial instruments - warrants	—	17,343,586
Total long-term liabilities	3,970,144	22,015,401
Total liabilities	22,122,609	39,406,865

Commitments and Contingencies (Note 9)

Shareholders’ equity:
Common Stock; par value $0.001; 1,445,000,000 shares authorized; 1,077,236,442 and 1,077,196,442 shares issued as of September 30, 2026 and March 31, 2026, respectively; 1,077,136,442 and 1,077,096,442 shares outstanding as of September 30, 2026 and March 31, 2026 respectively	1,077,240	1,077,200
Additional paid-in capital	173,996,639	173,943,856
Treasury stock; 100,000 shares as of both September 30, 2026 and March 31, 2026 at cost	(306,841)	(306,841)
Accumulated deficit	(52,601,929)	(75,831,240)
Total shareholders’ equity	122,165,109	98,882,975
Total liabilities and shareholders’ equity	$144,287,718	$138,289,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Revenue	$40,081,960	$36,321,704	$72,437,243	$76,532,801
Cost of manufacturing	24,094,665	22,248,671	42,942,403	35,233,798
Gross profit	15,987,295	14,073,033	29,494,840	41,299,003

Operating expenses:
Research and development	1,876,631	1,385,306	3,909,103	3,060,270
General and administrative	3,782,450	4,029,199	7,332,005	7,433,283
Non-cash compensation through issuance of stock options	20,307	49,918	48,783	102,247
Depreciation and amortization	382,456	394,864	750,217	789,750
Total operating expenses	6,061,844	5,859,287	12,040,108	11,385,550

Income from operations	9,925,451	8,213,746	17,454,732	29,913,453

Other income (expense):
Change in fair value of derivative financial instruments - warrants	9,668,855	7,519,649	9,763,102	(14,589,888)
Interest expense and amortization of debt issuance costs	(69,749)	(82,470)	(142,852)	(241,396)
Interest income	219,200	4,922	385,317	9,464
Other income	—	34,500	—	34,500
Other income (expense), net	9,818,306	7,476,601	10,005,567	(14,787,320)

Income before income taxes	19,743,757	15,690,347	27,460,299	15,126,133

Income tax expense	(2,425,011)	(1,987,940)	(4,230,988)	(7,308,441)

Net income	$17,318,746	$13,702,407	$23,229,311	$7,817,692

Basic net income per share	$0.02	$0.01	$0.02	$0.01
Diluted net income per share	$0.01	$0.01	$0.01	$0.01

Basic weighted average common stock outstanding	1,077,136,442	1,071,897,174	1,077,136,222	1,070,180,140
Diluted weighted average common stock outstanding	1,123,655,556	1,141,536,381	1,126,108,416	1,081,817,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2026	—	$—	1,077,196,442	$1,077,200	$173,943,856	100,000	$(306,841)	$(75,831,240)	$98,882,975
Net income	—	—	—	—	—	—	—	5,910,565	5,910,565
Non-cash compensation through the issuance of employee stock options	—	—	—	—	28,476	—	—	—	28,476
Shares issued pursuant to exercise of employee stock options	—	—	40,000	40	4,000	—	—	—	4,040
Balance at June 30, 2026	—	$—	1,077,236,442	$1,077,240	$173,976,332	100,000	$(306,841)	$(69,920,675)	$104,826,056
Net income	—	—	—	—	—	—	—	17,318,746	17,318,746
Non-cash compensation through the issuance of employee stock options	—	—	—	—	20,307	—	—	—	20,307
Balance at September 30, 2026	—	$—	1,077,236,442	$1,077,240	$173,996,639	100,000	$(306,841)	$(52,601,929)	$122,165,109

	Series J Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2025	—	$—	1,068,463,108	$1,068,467	$173,457,329	100,000	$(306,841)	$(120,703,926)	$53,515,029
Net loss	—	—	—	—	—	—	—	(5,884,715)	(5,884,715)
Non-cash compensation through the issuance of employee stock options	—	—	—	—	52,329	—	—	—	52,329
Balance at June 30, 2025	—	$—	1,068,463,108	$1,068,467	$173,509,658	100,000	$(306,841)	$(126,588,641)	$47,682,643
Shares issued pursuant to exercise of employee stock options	—	—	5,000,000	5,000	145,000	—	—	—	150,000
Net income	—	—	—	—	—	—	—	13,702,407	13,702,407
Non-cash compensation through the issuance of employee stock options	—	—	—	—	49,918	—	—	—	49,918
Balance at September 30, 2025	—	$—	1,073,463,108	$1,073,467	$173,704,576	100,000	$(306,841)	$(112,886,234)	$61,584,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,229,311	$7,817,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	525,082	550,804
Provision for losses on accounts receivable	28,840	750,075
Amortization of operating leases - right-of-use assets	253,710	229,592
Amortization of finance leases - right-of-use assets	225,135	238,946
Amortization of debt discount - bonds offering costs	7,089	7,089
Change in fair value of derivative financial instruments - warrants	(9,763,102)	14,589,888
Deferred tax expense	3,180,839	6,561,582
Non-cash compensation through the issuance of employee stock options	48,783	102,247
Change in operating assets and liabilities:
Accounts receivable	(3,533,700)	(12,414,971)
Inventory	(1,258,909)	(1,924,558)
Prepaid expenses and other current assets	1,195,374	836,864
Security deposits	—	(55,705)
Accounts payable	(2,957,065)	467,041
Accrued expenses	(3,927,067)	2,357,077
Deferred revenue	—	(5,556)
Lease obligations - operating leases	(259,115)	(227,992)
Net cash provided by operating activities	6,995,205	19,880,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,541,148)	(321,538)
Net cash used in investing activities	(1,541,148)	(321,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bond principal	(150,000)	(140,000)
Payments of related party loans payable	—	(4,000,000)
Payments on principal on finance lease obligations	(189,596)	(186,537)
Proceeds from exercise of stock options	4,040	150,000
Loan payments	(45,400)	(70,615)
Net cash used in financing activities	(380,956)	(4,247,152)

Net change in cash and restricted cash	5,073,101	15,311,425
Cash and restricted cash, beginning of period	30,269,320	11,769,161
Cash and restricted cash, end of period	$35,342,421	$27,080,586

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$81,687	$128,920
Cash paid for income taxes	$1,146,547	$796,101

Reconciliation of cash and restricted cash
Cash	$34,862,578	$26,617,346
Restricted cash - debt service for NJEDA Bonds	479,843	463,240
Total cash and restricted cash shown in statement of cash flows	$35,342,421	$27,080,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Elite Pharmaceuticals, Inc. (the “Company” or “Elite”) was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary Elite Laboratories, Inc. (“Elite Labs”) was incorporated on August 23, 1990 under the laws of the State of Delaware. On January 5, 2012, Elite Pharmaceuticals was reincorporated under the laws of the State of Nevada. Elite Labs engages primarily in researching, developing, licensing, manufacturing, and sales of generic, oral dose pharmaceuticals. The Company is equipped to manufacture controlled-release products on a contract basis for third parties and itself, if and when the product candidates are approved. These products include drugs that cover therapeutic areas for allergy, bariatric, attention deficit, infection, pain/opioids and Parkinson’s disease. Research and development activities are performed with an objective of developing product candidates that will secure marketing approvals from the United States Food and Drug Administration (“FDA”), and thereafter, commercially exploiting such products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elite Labs. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on June 29, 2026. The interim results for the three and six months ended September 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2027 or for any future periods.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 1 of the Company’s consolidated financial statements for the year ended March 31, 2026. There were no significant changes to these accounting policies during the six months ended September 30, 2026.

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

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company identifies its operating and reportable segments based on the financial information regularly reviewed by its CODM for purposes of assessing operating performance, allocating resources, and making strategic decisions. The Company’s operations consist of its generic pharmaceuticals product portfolio whose marketing approvals were secured via an Abbreviated New Drug Application (“ANDA”). The CODM evaluates the business, manages resources, and reviews financial results of the Company on a consolidated basis. Additionally, the Company’s ANDA products share similar economic characteristics, operating processes, and regulatory environments, and are managed as a single business unit. Accordingly, as of September 30, 2026, the Company has determined that it operates in a single operating and reportable segment.

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The ANDA segment follows the same accounting policies used in the preparation of the Company’s consolidated financial statements. Please see Note 14 for further details.

Revenue Recognition

The Company primarily generates revenue from manufacturing fees and direct sales to pharmaceutical distributors for pharmacies and institutions. Manufacturing fees include the development of pain management products, manufacturing a line of generic pharmaceutical products pursuant to an approved ANDA, through the manufacture of formulations and the development of new products. The Company also generates revenue from licensing fees from the commercialization of products either by license and the collection of royalties, or the expansion of licensing agreements with other pharmaceutical companies, including co-development projects, joint ventures and other collaborations.

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

Selected information on the Company’s reportable segment and the reconciliation of operating income by segment to income from operations and to income before income taxes are disclosed within Note 14.

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

The following table summarizes manufacturing fees by sales channel and revenues from licensing fees for the three and six months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Direct sales to Wholesalers	$18,241,743	$11,651,759	$34,645,008	$30,683,991
Indirect sales to Wholesalers	21,840,217	24,544,495	37,571,272	45,290,026
Total ANDA revenue	40,081,960	36,196,254	72,216,280	75,974,017
Licensing Fees	-	125,450	220,963	558,784
Total revenue	$40,081,960	$36,321,704	$72,437,243	$76,532,801

The Company’s revenue-generating products consist of two categories: (i) products containing an active ingredient listed by the United States Drug Enforcement Administration as a scheduled substance under the Controlled Substances Act of 1970 (“Scheduled Products”) and (ii) products not containing such a scheduled active ingredient (“Unscheduled Products”). The following table summarizes the breakdown of revenues by product category for the three and six months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Scheduled Products - Manufacturing Fees	$34,161,376	$33,614,799	$61,971,114	$72,528,684
Scheduled Products - Licensing Fees	-	44,783	220,963	44,783
Unscheduled Products - Manufacturing Fees	5,920,584	2,581,455	10,245,166	3,445,333
Unscheduled Products - Licensing Fees	-	80,667	-	514,001
Total Revenue	$40,081,960	$36,321,704	$72,437,243	$76,532,801

Restricted Cash

As of September 30, 2026 and March 31, 2026, the Company had $479,843 and $471,520 of restricted cash, respectively, related to debt service reserve in regard to the New Jersey Economic Development Authority (“NJEDA”) bonds (see Note 6).

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of September 30, 2026, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdiction is: United States – Federal, 2022 and forward, and State, 2022 and forward. The Company did not have any unrecognized tax positions for the six months ended September 30, 2026 and 2025.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Earnings Per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted income per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic income per share is computed by dividing net income by the weighted average number of shares of the Company’s common stock (the “Common Stock”) outstanding during the period. The computation of diluted net income per share includes the assumed exercise of options and warrants if the effect is dilutive. The assumed exercise of the Series J Warrants and stock options were dilutive for the three and six months ended September 30, 2026, and are therefore included in the diluted EPS calculation for those periods. For the three and six months ended September 30, 2026, there were no potentially dilutive shares excluded from the calculation of diluted EPS.

The assumed exercise of the Series J Warrants was dilutive for the three months ended September 30, 2025, and is therefore included in the diluted EPS calculation for that period. However, for the six months ended September 30, 2025, the assumed exercise of the Series J Warrants would have an antidilutive effect and is therefore excluded from the diluted EPS calculation.

The assumed exercise of the stock options was dilutive for the three and six months ended September 30, 2025, and is therefore included in the diluted EPS calculation for those periods.

The following is the computation of net income per share applicable to common shareholders for the periods indicated:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income - basic	$17,318,746	$13,702,407	$23,229,311	$7,817,692
Effect of dilutive instrument on net income	(9,668,855)	(7,519,649)	(9,763,102)	—
Net income - diluted	$7,649,891	$6,182,758	$13,466,209	$7,817,692

Denominator
Weighted average shares of Common Stock outstanding - basic	1,077,136,442	1,071,897,174	1,077,136,222	1,070,180,140
Dilutive effect of stock options and convertible securities	46,519,114	69,639,207	48,972,194	11,637,590
Weighted average shares of Common Stock outstanding - diluted	1,123,655,556	1,141,536,381	1,126,108,416	1,081,817,730

Net income per share
Basic	$0.02	$0.01	$0.02	$0.01
Diluted	$0.01	$0.01	$0.01	$0.01

Recently Issued Accounting Pronouncements - Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduces a practical expedient to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The practical expedient allows entities to assume that conditions at the balance sheet date remain unchanged for the asset’s remaining life when preparing forecasts as part of estimating expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2025, and is to be adopted on a prospective basis. The Company adopted the ASU during the three months ended June 30, 2026 and the adoption did not have a material impact on the unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date (“ASU 2024-03”). ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. ASU 2024-03, as clarified by ASU 2025-01, is effective for public entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact that the updated standard will have on the Company’s disclosures within the unaudited condensed consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The ASU is effective for fiscal years beginning after December 15, 2026, with updates to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company is evaluating the impact that this standard will have on the Company’s unaudited condensed consolidated financial statements.

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

NOTE 2. INVENTORY

Inventory consisted of the following:

	September 30, 2026	March 31, 2026
Finished goods	$9,810,974	$5,389,291
Work-in-progress	894,875	3,267,705
Raw materials	11,812,958	12,602,902
Inventory	$22,518,807	$21,259,898

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2026	March 31, 2026
Land, building and improvements	$12,022,586	$11,649,918
Laboratory, manufacturing, warehouse and transportation equipment	16,870,114	15,701,634
Office equipment and software	373,601	373,601
Furniture and fixtures	556,418	556,418
Property and equipment, gross	29,822,719	28,281,571
Less: Accumulated depreciation	(18,625,325)	(18,100,243)
Property and equipment, net	$11,197,394	$10,181,328

Depreciation expense was $272,107 and $275,391 for the three months ended September 30, 2026 and 2025, respectively, and $525,082 and $550,804 for the six months ended September 30, 2026 and 2025, respectively.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets for the six months ended September 30, 2026:

	September 30, 2026
	Estimated Useful Life	Gross Carrying Amount	Additions	Impairment losses	Accumulated Amortization	Net Book Value
ANDA acquisition costs	Indefinite	$4,790,790	$—	$—	$—	$4,790,790
		$4,790,790	$—	$—	$—	$4,790,790

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the Company’s intangible assets for the year ended March 31, 2026:

	March 31, 2026
	Estimated Useful Life	Gross Carrying Amount	Additions	Impairment losses	Accumulated Amortization	Net Book Value
Patent application costs	*	$289,039	$—	$(289,039)	$—	$—
ANDA acquisition costs	Indefinite	5,348,763	—	(557,973)	—	4,790,790
		$5,637,802	$—	$(847,012)	$—	$4,790,790

The Company tests its intangible assets for impairment at least annually (as of March 31st) and whenever events or circumstances indicate that impairment may have occurred. Indicators of impairment may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or business climate; unanticipated competition; and slower growth rates. No such impairment was recorded during the six months ended September 30, 2026 and 2025.

* Patent application costs were incurred in relation to the Company’s abuse deterrent opioid technology. Amortization of the patent costs would have begun upon the issuance of marketing authorization by the FDA. During the year ended March 31, 2026, these costs were impaired in full.

NOTE 5. ACCRUED EXPENSES

As of September 30, 2026 and March 31, 2026, the Company’s accrued expenses consisted of the following:

	September 30, 2026	March 31, 2026
Co-development profit split	$1,540,797	$2,616,950
Employee bonuses	2,822,053	5,285,256
Income tax	497,783	594,181
Legal and professional expense	140,000	282,672
Audit fees	250,000	500,000
Director dues	22,500	22,500
Salaries and fees payable	265,231	273,059
Other accrued expenses	728,791	619,604
Total accrued expenses	$6,267,155	$10,194,222

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

In relation to the Series A Notes, the Company is required to maintain a debt service reserve fund. The debt service reserve is classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets. The NJEDA Bonds require the Company to make an annual principal payment on September 1 based on the amount specified in the loan documents and semi-annual interest payments on March 1 and September 1, equal to interest due on the outstanding principal. The annual interest rate on the Series A Note is 6.5%. The NJEDA Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the original and refinanced bonds. The NJEDA Bonds mature on September 1, 2030.

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize the Company’s bonds payable liability:

	September 30, 2026	March 31, 2026
Gross bonds payable
NJEDA Bonds - Series A Notes	$700,000	$850,000
Less: Current portion of bonds payable (prior to deduction of bond offering costs)	(160,000)	(150,000)
Long-term portion of bonds payable (prior to deduction of bond offering costs)	$540,000	$700,000

Bond offering costs	$354,454	$354,454
Less: Accumulated amortization	(298,924)	(291,835)
Bond offering costs, net	$55,530	$62,619

Current portion of bonds payable - net of bond offering costs
Current portions of bonds payable	$160,000	$150,000
Less: Bonds offering costs to be amortized in the next 12 months	(14,178)	(14,178)
Current portion of bonds payable, net of bond offering costs	$145,822	$135,822

Long term portion of bonds payable - net of bond offering costs
Long term portion of bonds payable	$540,000	$700,000
Less: Bond offering costs to be amortized subsequent to the next 12 months	(41,352)	(48,441)
Long term portion of bonds payable, net of bond offering costs	$498,648	$651,559

Amortization expense was $3,546 and $3,545 for the three months ended September 30, 2026 and 2025, respectively, and $7,089 and $7,089 for the six months ended September 30, 2026 and 2025, respectively.

Interest payable due to bonds was $3,792 and $4,604 as of September 30, 2026 and March 31, 2026, respectively.

Interest expense from bonds payable was $13,000 and $15,329 for the three months ended September 30, 2026 and 2025, respectively, and $26,812 and $31,417 for the six months ended September 30, 2026 and 2025, respectively.

Maturities of bonds for the next five years are as follows:

As of September 30, relating to the fiscal year end March 31,	Amount
Remainder of 2027	$-
2028	160,000
2029	170,000
2030	180,000
2031	190,000
$700,000

NOTE 7. LOANS PAYABLE

Loans payable consisted of the following:

	September 30, 2026	March 31, 2026
Mortgage loan payable 4.75% interest and maturing June 2032	$2,200,342	$2,245,743
Less: Current portion of loans payable	(94,348)	(92,774)
Long-term portion of loans payable	$2,105,994	$2,152,969

The interest expense associated with the loans payable was $26,893 and $28,237 for the three months ended September 30, 2026 and 2025, respectively, and $54,063 and $57,034 for the six months ended September 30, 2026 and 2025, respectively,

Loan principal payments for the next five years are as follows:

Future principal balances
Years ending March 31,	Amount
Remainder of 2027	$47,373
2028	94,433
2029	98,447
2030	103,817
2031	109,482
Thereafter	1,746,790
Total remaining principal balance	$2,200,342

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8. RELATED PARTY LOANS

On June 2, 2023, the Company entered into a Promissory Note with Nasrat Hakim, President, Chief Executive Officer and Chairman of the Board of Directors of the Company (the “Board”), pursuant to which the Company borrowed funds in the aggregate principal amount of $3,000,000 (the “Hakim Promissory Note”). The Hakim Promissory Note had an interest rate of 9% for the first year and 10% for an optional second year and the proceeds were used for working capital and other business purposes. For the three months ended September 30, 2026 and 2025 there was no interest expense on the Hakim Promissory Note. For the six months ended September 30, 2026 and 2025, interest expense on the Hakim Promissory Note totaled $0 and $50,000, respectively, and was recorded on the unaudited condensed consolidated statements of operations in interest expense and amortization of debt issuance costs. On June 2, 2025, the Hakim Promissory Note was paid in full and no balance was outstanding as of June 2, 2025.

On June 30, 2023, the Company entered into a collateralized promissory note with Davis Caskey (the “Caskey Promissory Note”). The Caskey Promissory Note had a principal balance of $1,000,000 and an interest rate of 9% for the first year and 10% for an optional second year. For the three months ended September 30, 2026 and 2025 there was no interest expense on the Caskey Promissory Note. For the six months ended September 30, 2026 and 2025, interest on the Caskey Promissory Note totaled $0 and $25,000, respectively, and was recorded on the unaudited condensed consolidated statements of operations in interest expense and amortization of debt issuance costs. On June 26, 2025, the Caskey Promissory Note was paid in full and no balance was outstanding as of June 26, 2025.

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

Operating Leases

The Company entered into an operating lease for office space in North Bay Village, Pompano Beach, FL (the “NBV Pompano Office Lease” or “NBV-610”). The Company took occupancy on October 1, 2024. The NBV Pompano Office Lease has a term of three years, ending on September 30, 2027.

The Company entered into a lease agreement for a portion of a one-story warehouse, located at 144 Ludlow Avenue, Northvale, New Jersey (the “144 Ludlow Ave. Lease” or “Ludlow-144”). The lease agreement began on January 22, 2024, and has a term of approximately five years. The 144 Ludlow Ave. Lease will expire on December 31, 2028.

The Company assesses whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, the Company determines the classification and initial measurement of the right-of-use asset and lease liability at the lease commencement date, which is the date that the underlying asset becomes available for use. For operating leases, the Company has elected to account for non-lease components associated with its leases and lease components as a single lease component.

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

In March 2024, the Company entered into three separate finance leases for manufacturing assets (the “March 2024 Equipment Leases”). The March 2024 Equipment Leases are related to manufacturing equipment and vault installed at the Company’s facility located at 144 Ludlow Avenue, Northvale, NJ with an aggregate acquisition cost of $1,085,177. Each of the separate leases included in the March 2024 Equipment Leases has a term of five years, ending in March 2029. The Company will retain ownership of all related assets at lease termination.

In July 2024, the Company entered into two separate finance leases for manufacturing assets (the “July 2024 Equipment Leases”). The July 2024 Equipment Leases are related to warehouse and laboratory equipment with an aggregate acquisition cost of $153,745. One of the July 2024 Equipment Leases has a term of five years, ending in July 2029, and the other lease has a term of two years, which ended in July 2026. The Company will retain ownership of all related assets after each lease termination.

A lease is classified as a finance lease if any of the following criteria are met: (i) ownership of the underlying asset transfers to the Company by the end of the lease term; (ii) the lease contains an option to purchase the underlying asset that the Company is reasonably expected to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset; or (v) the underlying asset is of a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease that does not meet any of the criteria to be classified as a finance lease is classified as an operating lease. As the Company expects to exercise the option to purchase the asset at the end of the lease term, the Waters Equipment Lease was determined to be a finance lease. The finance lease is included on the condensed consolidated balance sheets as Finance lease - right-of-use asset and Lease obligation - finance lease. The finance lease costs are split between Depreciation and amortization expense related to the asset and interest expense on the lease liability, using the effective rate charged by the lessor. For financing leases, the Company has elected to account for lease and non-lease components as a single lease component separately.

Rent expense is recorded on the straight-line basis and in cost of manufacturing in the unaudited condensed consolidated statements of operations. Rent expense is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Lease	2026	2025	2026	2025
Ludlow-144	$158,317	$158,317	$316,633	$316,634
NBV-610	4,563	4,562	9,125	9,125

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs:

Years ending March 31,	Operating Lease Amount	Finance Lease Amount	Total
Remainder of 2027	$336,142	$239,662	$575,804
2028	666,207	479,337	1,145,544
2029	440,159	438,045	878,204
2030	—	13,740	13,740
Total future minimum lease payments	1,442,508	1,170,784	2,613,292
Less: interest	(149,549)	(129,964)	(279,513)
Present value of lease payments	$1,292,959	$1,040,820	$2,333,779

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

	For the Six Months Ended September 30,
Lease Term and Discount Rate	2026	2025
Remaining lease term (years)
Operating leases	2.1	3.1
Finance leases	2.4	3.4
Discount rate
Operating leases	10.0%	10.0%
Finance leases	9.5%	9.5%

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

The Company issued warrants, with a term of ten years, to affiliates in connection with an exchange agreement dated April 28, 2017. The warrants are held by Hakim, the Chairman of the Board, President and Chief Executive Officer of the Company and are exercisable commencing April 28, 2020.

The Company has 79,008,661 total warrants to purchase shares of Common Stock outstanding with a weighted average exercise price of $0.1521 as of September 30, 2026 and March 31, 2026.

As a result of the net cash settlement at the option of the holder, such warrants are classified as liabilities and measured initially and subsequently at fair value. The fair value of the Series J Warrants was calculated using a Black-Scholes model. The following assumptions were used in the Black-Scholes model to calculate the fair value of the Series J Warrants:

	September 30, 2026	March 31, 2026
Fair value of the Company’s Common Stock	$0.2418	$0.3601
Volatility	45.70%	63.96%
Initial exercise price	$0.1521	$0.1521
Warrant term (in years)	0.6	1.1
Risk-free rate	4.54%	3.47%

The changes in warrants (Level 3 financial instruments) measured at fair value on a recurring basis were as follows for the six months ended September 30, 2026 and 2025:

Balance at March 31, 2026	$17,343,586
Change in fair value of derivative financial instruments - warrants	(94,247)
Balance at June 30, 2026	17,249,339
Change in fair value of derivative financial instruments - warrants	(9,668,855)
Balance at September 30, 2026	$7,580,484

Balance at March 31, 2025	$25,199,193
Change in fair value of derivative financial instruments - warrants	22,109,537
Balance at June 30, 2025	47,308,730
Change in fair value of derivative financial instruments - warrants	(7,519,649)
Balance at September 30, 2025	$39,789,081

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement
	Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2026	$17,343,586	$—	$—	$17,343,586
Change in fair value of derivative financial instruments - warrants	(9,763,102)	—	—	(9,763,102)
Balance as of September 30, 2026	$7,580,484	$—	$—	$7,580,484

	Amount at	Fair Value Measurement
	Fair Value	Level 1	Level 2	Level 3
Balance as of March 31, 2025	$25,199,193	$—	$—	$25,199,193
Change in fair value of derivative financial instruments - warrants	14,589,888	—	—	14,589,888
Balance as of September 30, 2025	$39,789,081	$—	$—	$39,789,081

NOTE 12. STOCK-BASED COMPENSATION

Under its 2014 Equity Incentive Plan and its 2024 Equity Incentive Plan, the Company did grant and may grant stock options to officers, selected employees, as well as members of the Board of Directors and advisory board members. On July 1, 2024, the Company restated the 2014 Equity Incentive Plan to increase the shares reserved under the option plan by 12,730,000. Under the 2024 Equity Incentive Plan, 80,000,000 options are available for grant. All options have generally been granted at a price equal to or greater than the fair market value of the Common Stock at the date of the grant. Generally, options are granted with a vesting period of up to three years and expire ten years from the date of grant.

The fair value of option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. The Company estimates its expected volatility based on the historical volatility of the Common Stock. The expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards, since the Company does not have sufficient exercise history to estimate term of its historical option awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

A summary of the activity of the Company’s 2024 Equity Incentive Plan and prior equity incentive plans for the six months ended September 30, 2026 is as follows:

	Shares	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	Underlying	Exercise	Term (in	Intrinsic
	Options	Price	years)	Value
Outstanding at March 31, 2026	6,906,666	$0.07	6.8	$2,002,996
Granted	—	$—	—	$—
Exercised	(40,000)	$(0.10)	—	$—
Expired and Forfeited	—	$—	—	$—
Outstanding at September 30, 2026	6,866,666	$0.07	6.3	$1,180,305
Exercisable at September 30, 2026	6,733,333	$0.07	6.3	$1,166,972

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Common Stock as of September 30, 2026 of $0.24 for those awards with strike prices lower than the quoted price of the Common Stock as of September 30, 2026. As of September 30, 2026, there was $2,876 in unrecognized stock-based compensation expense that will be recognized over a weighted average 0.58 year period.

NOTE 13. CONCENTRATIONS AND CREDIT RISK

Revenues

Two customers accounted for approximately 74% of the Company’s revenues for the six months ended September 30, 2026. These customers accounted for approximately 60% and 14% of revenues, respectively.

Three customers accounted for approximately 81% of the Company’s revenues for the six months ended September 30, 2025. These three customers accounted for approximately 64%, 9% and 8% of revenues, respectively.

Accounts Receivable

Two customers accounted for approximately 78% of the Company’s accounts receivable as of September 30, 2026. These two customers accounted for approximately 65% and 13% of receivables, respectively.

Three customers accounted for approximately 88% of the Company’s accounts receivable as of September 30, 2025. These three customers accounted for approximately 76%, 8% and 4% of accounts receivable, respectively.

Purchasing

Three suppliers accounted for approximately 75% of the Company’s purchases of raw materials for the six months ended September 30, 2026. These three suppliers accounted for approximately 39%, 18%, and 18% of purchasing, respectively.

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

Consolidated income from operations, which is reported in the accompanying condensed consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. This enables the CODM to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. There are no significant segment expenses or other segment items that are separately provided to the CODM beyond research and development and general and administrative expenses. The CODM does not receive segment level information related to depreciation, amortization, capital expenditures, or other non-cash items, and therefore such items are excluded. The ANDA segment follows the same accounting policies used in the preparation of the Company’s consolidated financial statements.

The following represents selected information for the Company’s reportable segment:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Operating Income by Segment
ANDA	$14,110,664	$12,687,727	$25,585,737	$38,238,733
Operating income by Segment	$14,110,664	$12,687,727	$25,585,737	$38,238,733

ELITE PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below reconciles the Company’s operating income by segment to income before income taxes as reported in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Operating income by segment	$14,110,664	$12,687,727	$25,585,737	$38,238,733
Corporate unallocated costs	(3,782,450)	(4,029,199)	(7,332,005)	(7,433,283)
Depreciation and amortization expense	(382,456)	(394,864)	(750,217)	(789,750)
Non-cash compensation through issuance of stock options	(20,307)	(49,918)	(48,783)	(102,247)

Income from operations	9,925,451	8,213,746	17,454,732	29,913,453

Interest income	219,200	4,922	385,317	9,464
Interest expense and amortization of debt issuance costs	(69,749)	(82,470)	(142,852)	(241,396)
Change in fair value of derivative instruments	9,668,855	7,519,649	9,763,102	(14,589,888)
Other income	—	34,500	—	34,500
Income before income taxes	$19,743,757	$15,690,347	$27,460,299	$15,126,133

NOTE 15. RELATED PARTY AGREEMENTS

Mikah Pharma, LLC Agreements

In May 2020, Praxgen Pharmaceuticals LLC (formerly known as SunGen Pharma LLC) (“Praxgen”), pursuant to an asset purchase agreement, assigned its rights and obligations under the Praxgen Agreement for Amphetamine IR and Amphetamine ER to Mikah Pharma LLC (“Mikah”). The ANDAs for Amphetamine IR and Amphetamine ER are now registered under Elite’s name. Mikah will now be Elite’s partner with respect to Amphetamine IR and ER and will assume all the rights and obligations for these products from Praxgen. Mikah was founded in 2009 by Nasrat Hakim, a related party and the Company’s President, Chief Executive Officer and Chairman of the Board.

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

As of September 30, 2026 and March 31, 2026, the Company owed an aggregate of $1,540,797 and $2,616,950, respectively, to Mikah in accordance with the agreements, with such amount being recorded as an accrued expense on the unaudited condensed consolidated balance sheets.

NOTE 16. INCOME TAXES

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based on the effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company’s income tax expense was $2,425,011 and $1,987,940 for the three months ended September 30, 2026 and 2025, respectively. The Company’s income tax expense was $4,230,988 and $7,308,441 for the six months ended September 30, 2026 and 2025, respectively.

The Company recorded tax expense of approximately 12.3% and 12.7% of income before income tax expense, for the three months ended September 30, 2026 and 2025, respectively.

The Company recorded tax expense of approximately 15.4% and 48.3% of income before income tax expense, for the six months ended September 30, 2026 and 2025, respectively.

The Company’s effective tax rate is subject to volatility as changes in the fair value adjustments in the Company’s derivative liabilities significantly impact pre-tax earnings.

NOTE 17. SUBSEQUENT EVENTS

Increase in size of Board

On October 28, 2026, the Board of Directors (the “Board”) of Elite Pharmaceuticals, Inc. (the “Company”) increased the size of the Board from four to six directors and unanimously elected Aqeel A. Fatmi, Ph.D., and John W. LaRocca, Esq., as Class II and Class I directors of the Company, respectively, effective October 28, 2026. Each of Dr. Fatmi and Mr. LaRocca will serve until the Company’s next annual meeting of stockholders and until his successor is duly elected and qualified or until his earlier death, resignation or removal. The Board has not yet named either director to a committee of the Board or determined the committee or committees to which they will be named.

In connection with their respective elections to the Board, Dr. Fatmi and Mr. LaRocca will receive compensation in the same manner as the Board’s other non-management directors. Other than the standard compensation arrangement, there are no arrangements or understandings between either of Dr. Fatmi or Mr. LaRocca and any other person pursuant to which he was selected as a director. Neither Dr. Fatmi nor Mr. LaRocca has any family relationship with any director or executive officer of the Company, and neither is a party to any transaction, or proposed transaction, with the Company that would be required to be disclosed under Item 404(a) of Regulation S-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and six months ended September 30, 2026 and 2025 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended March 31, 2026. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Elite,” the “Company,” “we,” “us,” and “our” refer to Elite Pharmaceuticals, Inc. and subsidiary.

Background

Elite Pharmaceuticals, Inc., a Nevada corporation (the “Company,” “Elite,” “Elite Pharmaceuticals, the “registrant,” “we,” “us” or “our”) was incorporated on October 1, 1997 under the laws of the State of Delaware, and its wholly-owned subsidiary, Elite Laboratories, Inc. (“Elite Labs”), was incorporated on August 23, 1990 under the laws of the State of Delaware. On January 5, 2012, Elite Pharmaceuticals was reincorporated under the laws of the State of Nevada.

We are a specialty pharmaceutical company principally engaged in the development and manufacture of oral, controlled-release products, and the manufacture of generic pharmaceuticals. Our strategy includes developing generic versions of controlled-release drug products with high barriers to entry.

We occupy manufacturing, warehouse, laboratory and office space at 135, 144 and 165 Ludlow Avenue in Northvale, NJ (the “Northvale Facility”). The Northvale Facility operates under Current Good Manufacturing Practice and is a United States Drug Enforcement Administration registered facility for research, development, and manufacturing. We are also party to an operating lease for office space at North Bay Village, Pompano Beach, Florida.

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

Commercial Products

We own, license, contract manufacture or have contractual rights to receive royalties from the following products currently approved for commercial sale:

Product	Branded Product Equivalent	Therapeutic Category	Launch Date
Phentermine HCl 37.5mg tablets (“Phentermine 37.5mg”)	Adipex-P®	Bariatric	April 2011
Phendimetrazine Tartrate 35mg tablets (“Phendimetrazine 35mg”)	Bontril®	Bariatric	November 2012
Phentermine HCl 15mg and 30mg capsules (“Phentermine 15mg” and “Phentermine 30mg”)	Adipex-P®	Bariatric	April 2013
Naltrexone HCl 50mg tablets (“Naltrexone 50mg”)	Revia®	Pain	September 2013
Isradipine 2.5mg and 5mg capsules (“Isradipine 2.5mg” and “Isradipine 5mg”)	N/A	Cardiovascular	January 2015
Trimipramine Maleate Immediate Release 25mg, 50mg and 100mg capsules (“Trimipramine 25mg”, “Trimipramine 50mg”, “Trimipramine 100mg”)	Surmontil®	Antidepressant	May 2017
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Immediate Release 5mg, 7.5mg, 10mg, 12.5mg, 15mg, 20mg and 30mg tablets (“Amphetamine IR 5mg”, “Amphetamine IR 7.5mg”, “Amphetamine IR 10mg”, “Amphetamine IR 12.5mg”, “Amphetamine IR 15mg”, “Amphetamine IR 20mg” and “Amphetamine IR 30mg”)	Adderall®	Central Nervous System (“CNS”) Stimulant	April 2019
Dantrolene Sodium Capsules 25mg, 50mg and 100mg (“Dantrolene 25mg”, “Dantrolene 50mg”, “Dantrolene 100mg”)	Dantrium®	Muscle Relaxant	June 2019
Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate Extended Release 5mg, 10mg, 15mg, 20mg, 25mg, and 30mg capsules (“Amphetamine ER 5mg”, “Amphetamine ER 10mg”, “Amphetamine ER 15mg”, “Amphetamine ER 20mg”, “Amphetamine ER 25mg”, and “Amphetamine ER 30mg”)	Adderall XR®	Central Nervous System (“CNS”) Stimulant	March 2020
Loxapine Succinate 5mg, 10mg, 25mg and 50mg capsules (“Loxapine 5mg”, “Loxapine 8mg”, “Loxapine 10mg”, “Loxapine 25mg”, and “Loxapine 50mg”)	Loxapine®	Antipsychotic	May 2021
Methotrexate Sodium 2.5mg tablets (“Methotrexate 2.5mg”)	Otrexup PF®	Antimetabolite	August 2024
Acetaminophen and Codeine Phosphate 300mg/15mg, 300mg/30mg, 300mg/60mg tablets (“APAP Codeine 300mg/15mg”, “APAP Codeine 300mg/30mg”, and “APAP Codeine 300mg/60mg”)	Tylenol® with Codeine	Pain	October 2024
Acetaminophen and Hydrocodone Bitartrate 325mg/2.5mg, 325mg/5mg, 325mg/7.5mg and 325mg/10mg tablets (“APAP Hydrocodone 325mg/2.5mg”, “APAP Hydrocodone 325mg/5mg”, APAP Hydrocodone 325mg/7.5mg and APAP Hydrocodone 325mg/10mg”)	Norco®	Pain	December 2024
Lisdexamfetamine Dimesylate 10mg, 20mg, 30mg, 40mg, 50mg, 60mg and 70mg capsules (“Lisdex 10mg”, “Lisdex 20mg”, “Lisdex 30mg”, “Lisdex 40mg”, “Lisdex 50mg”, “Lisdex 60mg” and “Lisdex 70mg”)	Vyvanse®	ADHD	December 2024
Oxycodone Hydrochloride and Acetaminophen 5mg/325mg, 7.5mg/325mg and 10mg/325mg tablets (“Oxy APAP 5/325”, “Oxy APAP 7.5/325” and “Oxy APAP 10/325”)	Percocet®	Pain	April 2025
Methadone Hydrochloride 5mg and 10mg tablets (“Methadone 5mg” and “Methadone 10mg”)	Dolophine®	Pain	April 2026
Ropinirole Extended-Release 2mg, 4mg, 6mg, 8mg and 12mg tablets (“Ropinirole 2mg”, “Ropinirole 4mg”, “Ropinirole 6mg”, “Ropinirole 8mg” and “Ropinirole 12mg”)	Requip XL®	Non-Ergoline Dopamine Agonist	August 2026

Products Under FDA Review

SequestOx™ - Immediate Release Oxycodone with sequestered Naltrexone

SequestOx™ is our abuse-deterrent candidate for the management of moderate to severe pain where the use of an opioid analgesic is appropriate. SequestOx™ is an immediate-release Oxycodone Hydrochloride containing sequestered Naltrexone which incorporates 5 mg, 10 mg, 15 mg, 20 mg and 30 mg doses of oxycodone into capsules.

In January 2016, the Company submitted a 505(b)(2) NDA for SequestOx™, after receiving a waiver of the $2.3 million filing fee from the FDA. In March 2016, the Company received notification of the FDA’s acceptance of this filing and that such filing has been granted priority review by the FDA with a target action under the Prescription Drug User Fee Act (“PDUFA”) of July 14, 2016.

On July 15, 2016, the FDA issued a Complete Response Letter (“CRL”), regarding the NDA. The CRL stated that the review cycle for the SequestOx™ NDA was complete and the application is not ready for approval in its present form.

On July 7, 2017, the Company reported topline results from a pivotal bioequivalence fed study for SequestOx™. The mean Tmax (the amount of time that a drug is present at the maximum concentration in serum) of SequestOx™ was 4.6 hr. with a range of 0.5 hr. to 12 hr. and the mean Tmax of the comparator, Roxicodone®, was 3.4 hr. with a range of 0.5 hr. to 12 hr. A key objective for the study was to determine if the reformulated SequestOx™ had a similar Tmax to the comparator when taken with a high fat meal. Based on these results, the Company paused clinical trials for this formulation of SequestOx™. On January 30, 2018, the Company reported positive topline results from a pilot study conducted for a modified SequestOx™ wherein, based on the results of this pilot study, the modified SequestOx™ formulation is expected to achieve bioequivalence with a Tmax range equivalent to the reference product when conducted in a pivotal trial under fed conditions. The Company has provided the pilot data to the FDA, requesting clarification as to the requirements for resubmission of the NDA. The FDA has provided guidance for repeated bioequivalence studies in order to bridge the new formulation to the original SequestOx™ studies. Due to the prohibitive cost of such repeated bioequivalence studies and the uncertain commercial viability given the regulatory and competitive landscape, the Company has paused development of this product candidate.

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

Generic Products Filed

Currently, the Company has filed the following ANDAs which have been accepted for review by the FDA:

●	Generic dopamine agonist accepted for review in December 2022; and

●	Generic opiate analgesic for pain management accepted for review in September 2023.

Approved Product Not Yet Commercialized

Doxycycline Hyclate Tablets

The Company received approval in April 2022 from the FDA of an ANDA for a generic version of an antibiotic product, Doxycycline Hyclate Tablets. The product is jointly owned by Elite and Praxgen Pharmaceuticals LLC, formerly SunGen Pharma LLC (“Praxgen”).

There can be no assurances in relation to the above approved product not yet commercialized, that there will be future revenues or profits, or that any such future revenues or profits would be in amounts that provide adequate return on the significant investment made to secure the marketing authorization.

Discontinued and Transferred Products

As part of standard operating practices, the Company, from time to time, as relevant, conducts evaluations of all ANDAs owned, consisting, without limitation, of ANDAs acquired or approved prior to the quarter ended September 30, 2026 and ANDAs acquired or approved during the quarter ended September 30, 2026. Such evaluations include, without limitation, costs and benefits analyses relating to each ANDA owned, with such costs including those fees required under the FDA’s Generic Drug User Fee Amendment which is significantly influenced by the number of ANDAs owned, and other costs and benefits taking into consideration various specific market factors for each ANDA. Those ANDAs with a cost/benefit profile not consistent with management criteria for continuation are identified for disposition and effort is made to determine the optimal course of action to achieve disposition of the ANDA. The Company did not discontinue or transfer any ANDA during the quarter ended September 30, 2026.

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

Like most competitors in this market, our marketing partners also give credits for chargebacks to wholesalers that have contracts with our marketing partners, prospectively, for their sales to hospitals, group purchasing organizations, pharmacies, or other customers. We do the same in the case of prospective direct sales made by us. A chargeback is the difference between the price the wholesaler pays and the price that the wholesaler’s end-customer pays for a product. Although our marketing partners establish, and prospectively we would also establish reserves based on prior experience and best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that such reserves established are adequate or that actual product returns, rebates, allowances, and chargebacks will not exceed estimates. Differences between established reserves and actual amounts of such credits and charges could result in a material adverse effect on our business, financial condition, results of operations, cash flow and stock price.

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

Results of Operations

The following sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

Revenue, Cost of manufacturing and Gross profit:

	For the Three Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
Revenue	$40,081,960	$36,321,704	$3,760,256	10%
Cost of manufacturing	24,094,665	22,248,671	1,845,994	8%
Gross profit	$15,987,295	$14,073,033	$1,914,262	14%

Gross profit - percentage	40%	39%

Total revenues for the three months ended September 30, 2026 increased by $3.8 million, or 10%, to $40.1 million, as compared to $36.3 million, for the corresponding period of the prior year. This increase is primarily due to increased revenues from the Elite label amphetamine and naltrexone product lines, as compared to the comparable period of the prior fiscal year, partially offset by decreased overall revenues in the lisdexamfetamine product line due to market competition and lower net sales prices, as compared to the comparable period of the prior fiscal year.

Cost of manufacturing consists of manufacturing and assembly costs. Our cost of manufacturing increased by $1.8 million, or 8%, to $24.1 million as compared to $22.2 million for the corresponding period in the prior fiscal year. These costs have a strong positive correlation with manufacturing operations and the increase was primarily due to increased sales volumes of Elite label lisdexamfetamine, amphetamine and naltrexone product lines, as compared to the comparable period of the prior fiscal year.

Our gross profit margin was 40% during the three months ended September 30, 2026 as compared to 39% during the comparable period of the prior fiscal year. The increase is primarily due to the mix of product sales during the three months ended September 30, 2026 being comprised of slightly higher proportions of higher margin products, as compared to the comparable period of the prior fiscal year.

Operating expenses:

	For the Three Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
Operating expenses:
Research and development	$1,876,631	$1,385,306	$491,325	35%
General and administrative	3,782,450	4,029,199	(246,749)	(6)%
Non-cash compensation	20,307	49,918	(29,611)	(59)%
Depreciation and amortization	382,456	394,864	(12,408)	(3)%
Total operating expenses	$6,061,844	$5,859,287	$202,557	3%

Operating expenses for the three months ended September 30, 2026 increased by $0.2 million, or 3%, to $6.1 million as compared to $5.9 million for the corresponding period in the prior fiscal year.

Research and development costs during the three months ended September 30, 2026 were $1.9 million, an increase of $0.5 million, or 35%, from approximately $1.4 million of such costs for the comparable period of the prior year. The increase was primarily the result of the number, timing and nature of product development activities, as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the three months ended September 30, 2026 were $3.8 million as compared to $4.0 million for the corresponding period in the prior fiscal year, a decrease of $0.2 million or approximately 6%. This decrease is due primarily to increased manufacturing activities and efficiencies reducing non-absorbed overhead costs as compared to the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations during the three months ended September 30, 2026 was $9.9 million, compared to income from operations of $8.2 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Three Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
Other income (expenses):
Change in fair value of derivative financial instruments - warrants	$9,668,855	$7,519,649	$2,149,206	29%
Interest expense and amortization of debt issuance costs	(69,749)	(82,470)	12,721	(15)%
Interest income	219,200	4,922	214,278	4353%
Other income	—	34,500	(34,500)	(100)%
Other income, net	$9,818,306	$7,476,601	$2,341,705	31%

Other income, net, for the three months ended September 30, 2026 was $9.8 million, an increase in other income of $2.3 million from net other income of $7.5 million for the comparable period of the prior fiscal year. The increase in other income was primarily due to increases in other income from the change in fair value of derivative financial instruments-warrants and interest income and a decrease in interest expense, as compared to the comparable period of the prior fiscal year.

The change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Common Stock as of the end of the period, as compared to the closing price at the beginning of the period. There is a strong correlation between changes in the closing price of the Common Stock and other income (expense) recorded, with increases in the closing price resulting in other expenses and decreases in closing price resulting in other income. The closing price of the Common Stock as of September 30, 2026 was approximately 34% less than the closing price at the beginning of the three months ended September 30, 2026, as compared to the comparable period of the prior fiscal year during which the closing price of the Common Stock decreased by approximately 13%.

The decrease in interest expense is primarily related to the Company servicing a lesser principal amount of loans payable during the three months ended September 30, 2026 as compared to the comparable period of the prior year.

As a result of the foregoing, our net income before income taxes for the three months ended September 30, 2026 was $19.7 million, compared to net income before income taxes of $15.7 million for the comparable period of the prior fiscal year.

Six months ended September 30, 2026 compared to the six months ended September 30, 2025

Revenue, Cost of manufacturing and Gross profit:

	For the Six Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
Revenue	$72,437,243	$76,532,801	$(4,095,558)	(5)%
Cost of manufacturing	42,942,403	35,233,798	7,708,605	22%
Gross profit	$29,494,840	$41,299,003	$(11,804,163)	(29)%

Gross profit - percentage	41%	54%

Total revenues for the six months ended September 30, 2026 decreased by $4.1 million, or 5%, to $72.4 million, as compared to $76.5 million, for the corresponding period of the prior year. This increase is primarily due to increased revenues from the Elite label amphetamine and naltrexone product lines, as compared to the comparable period of the prior fiscal year, partially offset by decreased overall revenues in the lisdexamfetamine product line, due to increased competition resulting in lower net sales prices, as compared to the comparable period of the prior fiscal year.

Cost of manufacturing consists of manufacturing and assembly costs. Our cost of manufacturing increased by $7.7 million, or 22%, to $42.9 million as compared to $35.2 million for the corresponding period in the prior fiscal year. These costs have a strong positive correlation with manufacturing operations and the increase was due to an increased volume of products sold during the six months ended September 30, 2026, as compared to the comparable period of the prior fiscal year, especially and without limitation in sales volumes generated by Elite’s Lisdexamfetamine, Amphetamine IR, Amphetamine ER and Naltrexone product lines.

Our gross profit margin was 41% during the six months ended September 30, 2026 as compared to 54% during the comparable period of the prior fiscal year. The decrease is primarily due to the decrease in average net prices resulting from increased market competition during the six months ended September 30, 2026, as compared to the comparable period of the prior year.

Operating expenses:

	For the Six Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
Operating expenses:
Research and development	$3,909,103	$3,060,270	$848,833	28%
General and administrative	7,332,005	7,433,283	(101,278)	(1)%
Non-cash compensation	48,783	102,247	(53,464)	(52)%
Depreciation and amortization	750,217	789,750	(39,533)	(5)%
Total operating expenses	$12,040,108	$11,385,550	$654,558	6%

Operating expenses for the six months ended September 30, 2026 increased by $0.7 million, or 6%, to $12.0 million as compared to $11.4 million for the corresponding period in the prior fiscal year.

Research and development costs during the six months ended September 30, 2026 were $3.9 million, an increase of $0.8 million, or 27.7%, from approximately $3.1 million of such costs for the comparable period of the prior year. The increase was the result of the number, timing and nature of product development activities, as compared to the comparable period of the prior fiscal year.

General and administrative expenses for the six months ended September 30, 2026 were $7.3 million as compared to $7.4 million for the corresponding period in the prior fiscal year, a decrease of $0.1 million or approximately 1.4%. This decrease is due primarily to increased manufacturing activities and efficiencies reducing non-absorbed overhead costs as compared to the comparable period of the prior fiscal year.

As a result of the foregoing, our income from operations during the six months ended September 30, 2026 was $17.5 million, compared to income from operations of $29.9 million for the comparable period of the prior fiscal year.

Other income (expense):

	For the Six Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
Other income (expense):
Change in fair value of derivative financial instruments - warrants	$9,763,102	$(14,589,888)	$24,352,990	(167)%
Interest expense and amortization of debt issuance costs	(142,852)	(241,396)	98,544	(41)%
Interest income	385,317	9,464	375,853	3971%
Other income	—	34,500	(34,500)	(100)%
Other income (expense), net	$10,005,567	$(14,787,320)	$24,792,887	(168)%

Net other income (expenses) for the six months ended September 30, 2026 was a net other income of $10.0 million, an increase in other income of $24.8 million from a net other expense of $14.8 million for the comparable period of the prior fiscal year. The increase in other income was primarily due to increases in income from the change in fair value of derivative financial instruments of $24.4 million, increases in interest income of $0.4 million and decreases in interest expense of $0.1 million as compared to the comparable period of the prior fiscal year.

The change in the fair value of derivative instruments is determined in large part by the change in the closing price of the Common Stock as of the end of the period, as compared to the closing price at the beginning of the period. There is a strong correlation between changes in the closing price of the Common Stock and other income (expense) recorded, with increases in the closing price resulting in other expenses and decreases in closing price resulting in other income. The closing price of the Common Stock as of September 30, 2026 was approximately 33% less than the closing price at the beginning of the six months ended September 30, 2026, as compared to the comparable period of the prior fiscal year during which the closing price of the Common Stock increased by approximately 47%.

The decrease in interest expense is primarily related to the Company servicing a lesser principal amount of loans payable during the six months ended September 30, 2026 as compared to the comparable period of the prior year.

As a result of the foregoing, our net income before income taxes for the six months ended September 30, 2026 was $27.5 million, compared to net income before income taxes of $15.1 million for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

	September 30, 2026	March 31, 2026	Change
Current assets	$120,739,724	$112,106,551	$8,633,173
Current liabilities	$18,152,465	$17,391,464	$761,001
Working capital	$102,587,259	$94,715,087	$7,872,172

Our working capital (total current assets less total current liabilities) increased by $7.9 million from $94.7 million as of March 31, 2026 to $102.6 million as of September 30, 2026, with such increase primarily related to increases in cash of $5.1 million, accounts receivable of $3.5 million, inventories of $1.3 million and decreases in accounts payable and accrued expenses of $6.9 million, offset by a decrease in prepaid expenses of $1.2 million, as compared to balances as of March 31, 2026 as well as the reclassification of derivative financial instruments valued at $7.6 million, from non-current liabilities as of March 31, 2026 to current liabilities as of September 30, 2026.

Summary of Cash Flows:

	For the Six Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$6,995,205	$19,880,115
Net cash used in investing activities	$(1,541,148)	$(321,538)
Net cash used in financing activities	$(380,956)	$(4,247,152)

Net cash provided by operating activities for the six months ended September 30, 2026 was $7.0 million, which included, without limitation, net income of $23.2 million, decreased by the change in fair value of derivative financial instruments-warrants of $9.8 million, increased by deferred tax expense of $3.2 million, increased by other non-cash expenses totaling $1.1 million and decreased by changes in operating assets and liabilities totaling $10.7 million. Net cash provided by operating activities during the comparable period in the prior fiscal year was $19.9 million, which included, without limitation, net income of $7.8 million, increased by the change in fair value of derivative financial instruments - warrants of $14.6 million, deferred tax expenses of $6.6 million, and reduced by the change in operating assets and liabilities totaling $11.0 million.

Net cash used in investing activities for the six months ended September 30, 2026 was comprised of purchases of property and equipment of approximately $1.5 million. Net cash used in investing activities during the comparable period in the prior fiscal year was comprised of purchases of property and equipment of approximately $0.3 million.

Net cash used in financing activities was $0.4 million for the six months ended September 30, 2026, primarily related to payments on finance lease obligations, compared to net cash used in financing activities of $4.2 million for the corresponding period of the prior year. Net cash used in financing activities of $4.2 million during the prior fiscal year was due to repayment of $4.0 million of related party loans, $0.1 million of bond principal, $0.2 million of finance lease principal and $0.1 million of other loan principal, partially offset by $0.2 million of proceeds from stock option exercises.

East West Bank

On July 1, 2022, East West Bank (“EWB”) provided a mortgage loan (the “EWB Mortgage Loan”) in the amount of $2.55 million for the purchase of the property at 135-137 Ludlow Avenue, which was formerly a lease held by the Company. The EWB Mortgage Loan matures in ten years and bears interest at a rate of 4.75% fixed for the first five years then adjustable at WSJP plus 0.5% with a floor rate of 4.5%. The total transaction costs associated with the EWB Mortgage Loan incurred as of September 30, 2026, were $13,251, which are being amortized on a monthly basis over ten years, beginning in July 2022. The EWB Mortgage Loan contains customary representations, warranties and covenants. These covenants include maintaining a minimum debt coverage ratio of 1.50 to 1.00 tested annually and a minimum trailing 12-month debt coverage ratio of 1.50 to 1.00. As of September 30, 2026, and through the date of filing of this Quarterly Report on Form 10-Q, the Company was not aware of the existence of any violations of financial covenants included in the EWB Mortgage Loan.

NJEDA Bonds

On August 31, 2005, the Company successfully completed a refinancing of a prior 1999 bond issue (the “1999 Bonds”) through the issuance of new tax-exempt bonds (the “NJEDA Bonds”). The refinancing involved borrowing $4,155,000, evidenced by a 6.5% Series A Note in the principal amount of $3,660,000 maturing on September 1, 2030. The net proceeds, after payment of issuance costs, were used (i) to redeem the outstanding tax-exempt 1999 Bonds originally issued by the New Jersey Economic Development Authority on September 2, 1999, (ii) to refinance other equipment financing and (iii) for the purchase of certain equipment to be used in the manufacture of pharmaceutical products. As of September 30, 2026, all of the proceeds were utilized by the Company for such stated purposes.

Interest is payable semi-annually on March 1 and September 1. The NJEDA Bonds are collateralized by a first lien on the Company’s facility and equipment acquired with the proceeds of the 1999 Bonds and NJEDA Bonds. The related Indenture requires the maintenance of a debt service reserve fund of $366,000 in relation to the Series A Notes.

Bond issue costs of $354,454 were paid from the proceeds of the NJEDA Bonds and are being amortized over the life of the NJEDA bonds. Amortization of bond issuance costs amounted to $7,089 for the six months ended September 30, 2026.

The NJEDA Bonds require the Company to make an annual principal payment on September 1st of varying amounts as specified in the loan documents and semi-annual interest payments on March 1 and September 1, equal to interest due on the outstanding principal at the applicable rate for the semi-annual period just ended.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of September 30, 2026, we identified the following control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework:

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, utilizing those criteria, management has determined that, as of September 30, 2026, because of the material weaknesses described below, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of September 30, 2026, we identified control deficiencies that we believe constituted individually, and in the aggregate, material weaknesses in the design and operation components of our internal controls within the COSO framework. The deficiencies in our internal controls over financial reporting and disclosure controls and procedures are described above and our efforts to remediate these deficiencies are described below. Please also see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2026, as a result of reviews and assessments of internal controls over financial reporting conducted by the Company’s Chief Financial Officer, the Company identified material weaknesses in internal controls over financial reporting as further detailed above and began remediation efforts which are detailed below, with such activities expected to result in further changes in internal control over financial reporting as necessary to remediate the identified material weaknesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

ELITE PHARMACEUTICALS, INC.

November 12, 2026	By:	/s/ Nasrat Hakim
Nasrat Hakim
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

November 12, 2026	By:	/s/ Carter Ward
Carter Ward
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

